Form 10-Q
period 1996-05-04
ANTHONY C R CO
filed 1996-05-24
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 4, 1996

                 Commission File Number:  0-6731

                      C.R. ANTHONY COMPANY
     (Exact name of registrant as specified in its charter)

             Oklahoma                      73-0129405
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)

   701 Broadway, Oklahoma City,               73102
             Oklahoma
 (Address of principal executive           (Zip Code)
             offices)

Registrant's telephone number, including area code: (405)278-7400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]    No  [   ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [ X ]  No [   ]

          Number of shares of Common Stock outstanding
                  as of May 4, 1996:  9,005,245
                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

C.R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                               May 4,    April 30,  February 3,
ASSETS                          1996       1995         1996

CURRENT ASSETS:
  Cash and cash equivalents      $3,814     $3,268       $2,654
  Accounts receivable, less
    allowance for doubtful
    accounts of $100              3,409      4,201        2,353
  Merchandise inventories        86,321     88,744       84,438
  Other assets                    1,769        663        1,620
  Deferred income taxes           2,323      2,410        1,849

      Total current assets       97,636     99,286       92,914

PROPERTY AND EQUIPMENT, net      14,876     14,566       15,331

OTHER ASSETS                        358        239          376

DEFERRED INCOME TAXES             8,439      9,473        8,439

TOTAL                          $121,309   $123,564     $117,060

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES:
  Accounts payable              $22,392    $26,021      $14,562
  Other liabilities               7,796      9,305        6,673
  Accrued compensation            1,856      1,538        1,889
  Income taxes payable               -          -           522
  Current maturities of
    long-term debt                3,695      9,454        7,069

      Total current
      liabilities                35,739     46,318       30,715

LONG-TERM DEBT, less current
  maturities                     18,081     12,531       18,114

OTHER LIABILITIES                 1,095      1,096        1,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par
    value; 50,000,000 shares
    authorized; 9,005,245
    shares issued and
    outstanding                      90         90           90
  Additional paid-in capital     57,216     57,216       57,216
  Retained earnings               9,088      6,313        9,829

      Total stockholders'
      equity                     66,394     63,619       67,135

TOTAL                          $121,309   $123,564     $117,060

See notes to consolidated financial statements.


C.R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, except per share amounts)


                                        13 Weeks     13 Weeks
                                         Ended         Ended
                                         May 4,      April 30,
                                          1996         1995

NET SALES                                $61,190      $62,341

COST OF GOODS SOLD                        43,012       43,291

GROSS MARGIN                              18,178       19,050

EXPENSES:
  Selling, general and administrative     15,944       16,985
  Advertising                              2,051        2,905
  Depreciation and amortization              975        1,042
  Interest                                   423          462

    Total expenses                        19,393       21,394

LOSS BEFORE INCOME TAXES                  (1,215)      (2,344)

INCOME TAX BENEFIT                           474          914

NET LOSS                                   $(741)     $(1,430)


NET LOSS PER SHARE                        $(0.08)      $(0.16)


AVERAGE SHARES OF COMMON STOCK
OUTSTANDING                            9,005,245    9,005,245


See notes to consolidated financial statements.

C.R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                         13 Weeks     13 Weeks
                                           Ended       Ended
                                          May 4,     April 30,
                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(741)    $(1,430)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization              975       1,042
    Deferred tax benefit                      (474)       (914)
    Gain on disposals of equipment             (12)         (2)
  Changes in other assets and
  liabilities:
    Accounts receivable                     (1,056)     (1,552)
    Merchandise inventories                 (1,883)    (12,823)
    Other assets                              (149)        177
    Accounts payable and other
      liabilities                            8,430      10,899
    Accrued compensation                       (33)     (1,423)
      Net cash provided by (used in)
      operating activities                   5,057      (6,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (500)       (623)
  Proceeds from sale of property and
    equipment                                   10           7
      Net cash used in investing
      activities                              (490)       (616)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) - Revolving
    Credit Agreement                        (3,375)      6,290
  Payments of long-term debt                   (32)       (164)
      Net cash provided by (used in)
      financing activities                  (3,407)      6,126

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                  1,160        (516)

CASH AND CASH EQUIVALENTS, Beginning of
period                                       2,654       3,784

CASH AND CASH EQUIVALENTS, End of period    $3,814      $3,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                  $344        $532
    Income taxes                              $557      $1,150

See notes to consolidated financial statements.
C.R. ANTHONY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEKS
ENDED MAY 4, 1996 AND APRIL 30, 1995
(Unaudited)

SUMMARY OF INTERIM REPORTING PRACTICES

     Basis of presentation - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiary (ANCO Transportation, which principally transports merchandise to Company stores). All material intercompany accounts and transactions have been eliminated.

     The consolidated balance sheets as of May 4, 1996 and April 30, 1995 and the statements of operations and cash flows for the thirteen weeks ended May 4, 1996 and April 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to state fairly the Company's financial position and the results of operations and cash flows for the thirteen weeks ended May 4, 1996 and April 30, 1995 have been made. Due to the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations, and balances of inventory, receivables, revolving credit agreement borrowings, and trade payables vary with the seasonal demands of the business.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in connection with the annual consolidated financial statements and notes thereto.

     Earnings per share - Earnings per share is computed based upon net income divided by the weighted average number of shares outstanding. The impact of stock options on earnings per share is not materially dilutive.

     Reclassifications - Certain reclassifications have been made to prior year balances to conform with the classifications of such amounts in the current period.

     Accounting pronouncements - In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for such assets. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion 25 for such stock based compensation arrangement and disclose the proforma effects of applying SFAS 123, if any, in the financial statements. The Company adopted these new standards effective February 4, 1996. The adoption of these standards had no material impact on the Company's financial position, results of operations or related disclosures to the Notes to Consolidated Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents selected results of operations expressed as a percent of net sales:

                                    13 Weeks    13 Weeks
                                     Ended       Ended
                                     May 4,      April
                                      1996      30, 1995

Net sales                             100.0%      100.0%

Gross margin                           29.7%       30.6%
Selling, general and                   26.1%       27.3%
administrative expense
Advertising                             3.3%        4.7%
Depreciation & amortization             1.6%        1.7%
Interest expense                        0.7%        0.7%

Loss before income taxes               (2.0%)      (3.8%)


     Net sales. Comparable store sales have declined 3.2% during the thirteen weeks ended May 4, 1996 ("fiscal 1996 first quarter") compared to the thirteen weeks ended April 30, 1995 ("fiscal 1995 first quarter"). Net sales in the fiscal 1995 first quarter were particularly strong as comparable store sales increased 5.6% from the prior year first quarter. The fiscal 1995 first quarter benefited from expanded advertising programs which were not repeated in the current year.

     Net sales during the quarter also reflect the effect of a net increase of eleven stores as the Company was operating 211 stores as of May 4, 1996 compared to 200 as of April 30, 1995. The Company opened 7 new stores while closing 4 during fiscal 1996 first quarter. Total selling square footage increased to 3,007,847 at May 4, 1996 from 2,934,314 at April 30, 1995.
Although total selling square footage has increased, the average selling square footage per store is declining due to the Company's strategy of opening smaller stores in rural markets while closings have been larger, metropolitan stores.

     Gross margin. Gross margin declined in comparing fiscal 1996 first quarter to fiscal 1995 first quarter. The decline in margins for the quarter was primarily related to a strategy of positioning inventory through
clearance activity which occurred principally in February.   Margins have
improved over prior year in March and April. The decline in gross margin dollars was also attributable to the $1,151,000 decline in net sales.

     Selling, general and administrative expense. The decline in selling, general and administrative expense in fiscal 1996 first quarter as compared to fiscal 1995 first quarter is primarily due to a $1,082,000 reduction achieved in comparable stores. The decreases were the result of lower handling costs associated with a reduction in merchandise purchases and lower personnel costs from implementing improved business processes and management practices. The costs associated with new stores were essentially offset by savings realized from stores closed as the net increase in non-comparable stores
(new and closed stores) was only $83,000. Costs associated with the Company's corporate office were also lower during the fiscal 1996 first quarter as compared to the fiscal 1995 first quarter due to reductions in corporate office staff.

     Advertising expense. Advertising expense decreased $854,000, or 29.4%, in fiscal 1996 first quarter compared to fiscal 1995 first quarter. The decrease is primarily attributable to reductions in the quantity of pre-printed inserts and broadcast commercials run in fiscal 1996 first quarter. In the prior year, the Company was introducing a campaign of "Every Jean On Sale Everyday." While this promotional strategy continues to be utilized, the marketing costs of maintaining the program are lower than were incurred in the prior year. Management has been pursuing a strategy of reducing reliance on pre-printed inserts and broadcast in favor of other programs such as everyday low pricing in selected markets.

     Interest expense.  While average borrowings were approximately
$3 million higher during the fiscal 1996 first quarter as compared to fiscal 1995 first quarter due to higher working capital borrowings in the early part of the quarter, interest expense decreased as a result of the lower interest rate under the new revolving credit agreement entered into July 27, 1995 (see "Liquidity and Capital Resources").

     Tax benefit.  The Company's effective tax rate was 39% in first quarter
fiscal 1996 and first quarter fiscal 1995.   The principal differences from
the federal statutory rate were state income taxes.

      Net loss. As a result of the above factors, results of operations improved as the net loss decreased $689,000, or 48.2%, to $741,000 in fiscal 1996 first quarter compared to a net loss of $1,430,000 in fiscal 1995 first quarter.

Liquidity and Capital Resources

     The Company's primary cash requirements are for seasonal working capital and capital expenditures in connection with its new store expansion and remodeling programs, equipment and software for information systems and distribution center facilities. The Company's inventory levels build in early spring for the Easter and spring selling season, in early summer for the back-to-school selling season, and throughout the fall, peaking during the Christmas selling season. Accounts receivable, consisting principally of layaway receivables, peak during July due to the back-to-school layaway promotion and decrease during the third quarter as payments are received. Capital expenditures typically occur throughout the year.

     The Company's primary sources of funds are cash flow from operations, borrowings under its working capital and letter of credit facility and trade accounts payable. Terms for trade accounts payable are generally 30 days with the total of trade accounts payables fluctuating with the timing of merchandise receipts.

     The Company also has a private label charge card program. The charge card receivables are sold to a third party processor on a non-recourse basis at 100% of face value, less a stated discount rate. The Company is also obligated to pay a fee to the third party processor for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold.

     The Company had net operating loss carryforwards of approximately $16,800,000 at the end of fiscal 1995. The benefit of the net operating loss carryforwards has been fully recorded as a deferred tax asset. The Company can deduct approximately $2,700,000 of the loss carryforward each year through fiscal 2007 which, at current effective income tax rates, produces a tax savings annually of approximately $1,050,000.

     The increase in cash flow from operating activities in fiscal 1996 first quarter as compared to fiscal 1995 first quarter was due in part to improved operating results. However, the principal cause for improvement was a reduction during the first quarter of fiscal 1996 in required working capital, contrasted to an increase in the first quarter of fiscal 1995. Purchases during the fiscal 1996 first quarter were approximately
$10,055,000 less than fiscal 1995 first quarter. Outstanding borrowings of long-term debt, which were $9,324,000 higher at the end of fiscal 1995 compared to the end of fiscal 1994, were $209,000 lower at May 4, 1996 as compared to April 30, 1995.

     Net cash used for capital expenditures was $500,000 and $623,000 in fiscal 1996 first quarter and fiscal 1995 first quarter, respectively. These amounts include the following expenditures in the periods presented (dollars in thousands):

                                  13 Weeks   13 Weeks
                                    Ended      Ended
                                   May 4,      April
                                     1996       30,
                                                1995

     Store expenditures:
       New stores                     $224       $257
       Remodels, expansions, and
         relocations                    46        154
       Other                            23         74
     Information systems                73         74
     Other                             134         64
       Total                          $500       $623

     The Company's capital expenditures in fiscal 1996 are expected to total approximately $8 million. This amount contemplates the opening of 40 stores and expending approximately $2 million for equipment and software to automate the distribution center processes. The distribution center project will be financed by the Company's revolving credit agreement.

     On July 27, 1995, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") maturing July 26, 2000. The Agreement replaced the revolving credit agreement which was scheduled to mature August 3, 1995. The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt. The long-term portion requires a $2 million annual payment. Maximum borrowings under the Agreement are $60 million reduced annually by the $2 million long-term principal payment. The rate of interest on borrowings is at the index rate plus 2% per annum plus a fee of 0.25% on the unused portion of the facility. The Agreement is secured by a lien on substantially all assets of the Company. Proceeds from the new agreement were used to pay off the $15,368,000 secured note payable to the former Bank Group which had provided for $3 million annual principal reductions and matured June 1, 1999. By paying off the term debt, the Company achieved a slight improvement in interest cost and reduced annual principal payments obligation of $3.0 million to $2.0 million.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently subject to certain litigation in the normal course of business which, in the opinion of management, will not result in a material adverse effect on the Company's business, financial position, or results of operations.
ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                C.R. ANTHONY COMPANY
                                         (Registrant)


Dated: May  24, 1996                    /s/ Michael E. McCreery
                                       Michael E. McCreery
                                       Vice Chairman, Chief
                                         Administrative Officer and
                                         Treasurer (principal
                                         financial officer)



Dated: May 24, 1996                    /s/ Richard E. Stasyszen
                                       Richard E. Stasyszen
                                       Vice President and
                                         Controller (chief accounting
                                         officer)