Form 10-Q
period 1996-08-03
ANTHONY C R CO
filed 1996-08-23
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 3, 1996

                 Commission File Number:  0-6731

                      C.R. ANTHONY COMPANY
     (Exact name of registrant as specified in its charter)

             Oklahoma                      73-0129405
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)

  701 N. Broadway, Oklahoma City,            73102
             Oklahoma
 (Address of principal executive           (Zip Code)
             offices)

 Registrant's telephone number, including area code:  (405) 278-
                              7400

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
Yes  [ X ]  No [   ]

     Number of shares of Common Stock outstanding as of August
22, 1996:  9,035,645

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                      August 3,     July 30,   February 3,
ASSETS                                1996          1995       1996


CURRENT ASSETS:
    Cash and cash equivalents         $    5,576    $  3,141   $     2,654
    Accounts receivable, less
allowance for doubtful
      accounts of $100                    12,192      12,730         2,353
    Merchandise inventories               88,776      93,993        84,438
    Other assets                           1,693         861         1,620
    Deferred income taxes                  1,194       1,894         1,849

             Total current assets        109,431     112,619        92,914

PROPERTY AND EQUIPMENT, net               15,110      15,250        15,331

OTHER ASSETS                                 343         347           376

DEFERRED INCOME TAXES                      8,273       9,473         8,439

TOTAL                                 $  133,157    $137,689   $   117,060

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                  $   24,212    $ 20,333   $    14,562
    Other liabilities                     11,017      10,047         6,673
    Accrued compensation                   2,074       1,874         1,889
    Income taxes payable                       -         -             522
    Current maturities of long-term        8,186      19,724         7,069
debt

     Total current liabilities            45,489      51,978        30,715

LONG-TERM DEBT, less current              18,064      20,164        18,114
maturities

OTHER LIABILITIES                          1,095       1,119         1,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
    50,000,000 shares authorized;
    9,035,645,  9,005,245, and
    9,005,245 shares issued and
    outstanding                               90          90            90
    Additional paid-in capital            57,307      57,216        57,216
    Retained earnings                     11,112       7,122         9,829

      Total stockholders' equity          68,509      64,428        67,135

TOTAL                                 $  133,157    $137,689   $   117,060
<F1>

See notes to consolidated financial
statements.

C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)
(Dollars in Thousands, except per share amounts)

                                    For the Thirteen     For the Twenty-six
                                      Weeks Ended          Weeks Ended
                                   August 3,  July 30,  August 3,  July 30,
                                    1996        1995      1996     1995

NET SALES                          $72,688    $77,203   $133,878   $139,544

COST OF GOODS SOLD                  46,974     51,785     89,986     95,076

GROSS MARGIN                        25,714     25,418     43,892     44,468

EXPENSES:
 Selling, general and
   administrative                   17,571     18,735     33,515     35,720
    Advertising                      3,044      3,421      5,095      6,326
    Depreciation and amortization    1,278      1,147      2,253      2,189
    Interest                           502        790        925      1,252

       Total expenses               22,395     24,093     41,788     45,487

INCOME (LOSS) BEFORE INCOME TAXES    3,319      1,325      2,104    (1,019)

INCOME TAX (EXPENSE) BENEFIT       (1,295)      (516)      (821)        398

NET INCOME (LOSS)                   $2,024       $809     $1,283    $ (621)


NET INCOME (LOSS) PER SHARE         $ 0.22     $ 0.09     $ 0.14   $ (0.07)


AVERAGE SHARES OF COMMON STOCK
OUTSTANDING                      9,023,619  9,005,245  9,014,432  9,005,245
<F2>

See notes to consolidated financial
statements.

C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                           26 Weeks           26 Weeks
                                           Ended              Ended
                                           August 3,          July 30,
                                           1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                      $          1,283   $    (621)
    Adjustments to reconcile net income
     (loss) to
    net cash provided by (used in)
     operating activities:
      Depreciation and amortization                   2,253       2,189
      Deferred tax expense (benefit)                    821       (398)
      (Gain) loss on disposals of
        equipment                                      (18)           1
       Common stock issued as compensation
         expense                                         91           -
     Changes in other assets and
        liabilities:
      Accounts receivable                           (9,839)     (10,081)
      Merchandise inventories                       (4,338)     (18,072)
      Other assets                                     (76)        (322)
      Accounts payable and other
        liabilities                                  13,471        5,976
      Accrued compensation                              185      (1,087)
       Net cash provided by (used in)
        operating activities                          3,833     (22,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (1,996)      (2,276)
    Proceeds from sale of property and
       equipment                                         18           19
     Net cash used in investing activities          (1,978)      (2,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings - Revolving Credit
     Agreement                                        1,115       39,560
  Payments of long-term debt                           (48)     (15,531)
   Net cash provided by financing
     activities                                       1,067       24,029

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          2,922        (643)

CASH AND CASH EQUIVALENTS, Beginning of
period                                                2,654        3,784

CASH AND CASH EQUIVALENTS, End of period   $          5,576   $    3,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
      Interest                             $            884   $    1,255
      Income taxes                         $            557   $    1,150
<F3>

See notes to consolidated financial
statements.

C. R. ANTHONY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SUMMARY OF INTERIM REPORTING PRACTICES

Basis of presentation - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiary (ANCO Transportation, which principally transports merchandise to Company stores). All material intercompany accounts and transactions have been eliminated.

The consolidated balance sheets as of August 3, 1996 and July 30, 1995 and the statements of operations and cash flows for the thirteen and twenty-six weeks ended August 3, 1996 and July 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to state fairly the Company's financial position and the results of operations and cash flows for the thirteen and twenty-six weeks ended August 3, 1996 and July 30, 1995 have been made. Due to the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations, and balances of inventory, receivables, revolving credit agreement borrowings, and trade payables vary with the seasonal demands of the business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed or incorporated by reference herein are forward-looking statements that involve risks and uncertainties including, but not limited to: the risks indicated in filings with the Securities and Exchange Commission; changes in law, regulation, technology, and economic conditions; the loss of key personnel; an increased presence of competition in the Company's markets; the seasonality of demand for apparel which can be significantly affected by weather patterns, competitors' marketing strategies and changes in fashion trends; availability of product and favorable financing from suppliers and lending institutions; and failure to achieve the expected results of merchandising and marketing plans, store opening or closing plans, and other facility expansion plans. The occurrence of any of the above could have a material adverse impact on the Company's operating results.

Results of Operations

     Thirteen Weeks Ended August 3, 1996 Compared to the Thirteen Weeks Ended July 30, 1995. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The following table presents selected results of operations expressed as a percent of net sales:

                                      13 Weeks Ended
                                    August 3,   July 30,
                                    1996        1995

Net sales                           100.0%      100.0%

Gross margin                         35.4%       32.9%
Selling, general and
 administrative expense              24.2%       24.3%
Advertising                           4.2%        4.4%
Depreciation & amortization           1.7%        1.5%
Interest expense                      0.7%        1.0%
Income before income taxes            4.6%        1.7%

     Net sales. Comparable store sales declined 4.5% during the thirteen weeks ended August 3, 1996 ("fiscal 1997 second quarter") compared to the thirteen weeks ended July 30, 1995 ("fiscal 1996 second quarter"). The decline in comparable store sales is primarily attributable to following a strategy of less aggressive advertising and maintaining lower inventory levels in the fiscal 1997 second quarter compared to the fiscal 1996 second quarter. In addition, net sales during the quarter also reflect the effect of a net decrease of $1,320,000 associated with store
openings and closings.   The Company was operating 211 stores as
of August 3, 1996 compared to 203 as of July 30, 1995. Although the Company has opened 22 stores and closed 14 since July 30, 1995, the total selling square footage decreased to 2,941,963 at August 3, 1996 from 2,984,135 at July 30, 1995 due to the Company's strategy of opening smaller stores in rural markets while closings have been larger or metropolitan stores. The Company opened 5 new stores while closing 5 during fiscal 1997 second quarter.

     Gross margin. Although the Company had a decline in net sales, gross margin dollars and percent increased in comparing fiscal 1997 second quarter to fiscal 1996 second quarter. The increase in these margins for the quarter was primarily related to reduced markdowns while controlling inventory levels and establishing higher initial mark-ups. Average inventory per selling square foot was 5.9% lower during the fiscal 1997 second quarter as compared to the prior year second quarter.

     Selling, general and administrative expense. The decline in selling, general and administrative expense in fiscal 1997 second quarter as compared to fiscal 1996 second quarter is primarily due to a $1,136,000 expense reduction achieved in comparable stores. The decreases were the result of lower handling costs associated with a reduction in merchandise purchases during the current year and lower personnel costs from improved business processes and management practices, the first phases of which were initiated in the second half of last fiscal year.
Management intends to continue implementing business process improvements to achieve further operating efficiencies. However, the rate of improvement over the prior year in personnel costs will diminish as the implemented process improvements reach their first anniversary and as the effect of higher hourly wages are absorbed as a result of increases to minimum wages effective October 1, 1996 and September 1, 1997. The costs associated with new stores were offset by savings realized from stores closed as the net decrease in non-comparable stores (new and closed stores) was $249,000.

     Advertising expense. Advertising expense decreased $377,000, or 11.0%, in fiscal 1997 second quarter compared to fiscal 1996 second quarter. The decrease is primarily attributable to reductions in the quantity of pre-printed inserts and broadcast commercials run in fiscal 1997 second quarter. In the prior year, the Company was introducing a campaign of "Every Jean On Sale Everyday." While this promotional strategy continues to be utilized, the marketing costs of maintaining the program are lower than were incurred in the prior year. In addition, since the first of the fiscal year management has been pursuing a strategy of reducing reliance on more expensive pre-printed inserts and broadcast media and has increased usage of newspaper and direct marketing programs. While the trend of lower advertising expense is expected to continue in the third quarter due to the costs associated with a non-recurring marketing campaign run in the prior year third quarter, this trend is not expected to continue into the fourth quarter.

     Interest expense. Interest expense during the fiscal 1997 second quarter was lower than the fiscal 1996 second quarter due to lower average borrowings and interest rates. Average borrowings were $23,511,000 during the fiscal 1997 second quarter as compared to $29,530,000 in the fiscal 1996 second quarter.
The interest rate was lower due to the new revolving credit agreement entered into in July 1995 (see "Liquidity and Capital Resources").

     Tax expense. The Company's effective tax rate was 39% in the fiscal 1997 second quarter and the fiscal 1996 second quarter. The principal differences from the federal statutory rate were state income taxes.

     Net income. As a result of the above factors, results of operations improved as net income increased $1,215,000, or 150%, to $2,024,000 in the fiscal 1997 second quarter compared to $809,000 in the fiscal 1996 second quarter.

     Twenty-six Weeks Ended August 3, 1996 Compared to the Twenty-six Weeks Ended July 30, 1995. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The following table presents selected results of operations expressed as a percent of net sales:

                                       26 Weeks Ended
                                    August 3,     July 30,
                                    1996          1995

Net sales                            100.0%        100.0%

Gross margin                          32.8%         31.9%
Selling, general and
 administrative expense               25.0%         25.6%
Advertising                            3.8%          4.5%
Depreciation & amortization            1.7%          1.6%
Interest expense                       0.7%          0.9%
Income (loss) before income taxes      1.6%         (0.7%)

     Net sales. Comparable store sales have declined 3.8% during the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 30, 1995. Except for the February clearance period, the Company has been focused on following a strategy of less aggressive advertising and maintaining lower inventory levels as compared to the twenty-six weeks ended July 30, 1995. Net sales during the twenty-six weeks ended August 3, 1996 also reflect a net decrease of $797,000 associated with store openings and closings. The Company opened 12 new stores while closing 9 during the twenty-six weeks ended August 3, 1996.

     Gross margin. Gross margin dollars declined in comparing the twenty-six weeks ended August 3, 1996 to the twenty-six weeks ended July 30, 1995 while the gross margin percent improved. The decline in gross margin dollars occurred during the first quarter and was primarily related to a strategy of positioning inventory through clearance activity which occurred principally in February. Subsequent to this repositioning, the gross margin percent has improved as the result of reduced markdowns and establishing higher initial mark-ups. This margin percent improvement increased gross margin dollars $296,000 on a net sales decline of $4,515,000 during the second quarter. Average inventory per selling square foot was 4.2% lower during the twenty-six weeks ended August 3, 1996 as compared to the twenty-six weeks ended July 30, 1995.

     Selling, general and administrative expense. The decline in selling, general and administrative expense in the twenty-six weeks ended August 3, 1996 as compared to the twenty-six weeks ended July 30, 1995 is primarily due to the continuing trend of lower handling costs associated with a reduction in merchandise purchases and lower personnel costs from implementing improved business processes and management practices. Expense reductions achieved from comparable stores were $2,054,000. The costs associated with new stores were more than offset by savings realized from stores closed as the net decrease in non-comparable stores (new and closed stores) was $191,000.

     Advertising expense.  Advertising expense decreased
$1,231,000, or 19.5%, in the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 30, 1995. See factors in discussion of second quarter results above.

     Interest expense. Interest expense was lower in the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 30, 1995 due to lower average borrowings and interest rates. Average borrowings were $21,806,000 during the twenty-six weeks ended August 3, 1996 as compared to $23,204,000 in the twenty-six weeks ended July 30, 1995. The interest rate was lower due to the new revolving credit agreement entered into in July 1995 (see "Liquidity and Capital Resources").

     Tax expense. The Company's effective tax rate was 39% during the twenty-six weeks ended August 3, 1996 and July 30, 1995. The principal differences from the federal statutory rate were state income taxes.

     Net income (loss). As a result of the above factors, results of operations improved as the Company is reporting net income of $1,283,000 for the twenty-six weeks ended August 3, 1996 as compared to a net loss of $621,000 in the twenty-six weeks ended July 30, 1995.

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

     The Company's primary sources of funds are cash flow from operations, borrowings under its working capital and letter of credit facility and trade accounts payable. Terms for trade accounts payable are generally 30 days with the total of trade accounts payable fluctuating with the timing of merchandise receipts.

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

     The Company had net operating loss carryforwards of approximately $16,800,000 at the end of fiscal 1996. The benefit of the net operating loss carryforwards has been fully recorded as a deferred tax asset. The Company can deduct approximately $2,700,000 of the loss carryforward each year through fiscal 2007 which, at current effective income tax rates, produces a tax savings annually of approximately $1,050,000.

     The increase in cash flow from operating activities in the twenty-six weeks ended August 3, 1996 as compared to the twenty-six weeks ended July 30, 1996 was due in part to improved operating results. However, the principal cause for improvement was a reduction during the twenty-six weeks ended August 3, 1996 in required working capital, contrasted to an increase in the twenty-six weeks ended July 30, 1995. The change in working capital was due to lower inventory investment during the current year. Purchases of inventory during the twenty-six weeks ended August 3, 1996 were approximately $18,806,000 less than during the twenty-six weeks ended July 30, 1995. Outstanding borrowings of long-term debt, which were $9,324,000 higher at the end of fiscal 1996 compared to the end of fiscal 1995, were $13,638,000 lower at August 3, 1996 as compared to July 30, 1995.

     Net cash used for capital expenditures was $1,996,000 and $2,276,000 in the twenty-six weeks ended August 3, 1996 and July 30, 1995, respectively. These amounts included the following expenditures in the periods presented (dollars in thousands):

                                                26 Weeks Ended
                                            August 3,     July 30,
                                               1996         1995

 Store expenditures:
     New stores                                   $603        $941
     Remodels, expansions, and
       relocations                                 224         678
     Other                                          95         255
  Information systems                              596         221
  Distribution center                              299           -
  Other                                            179         181
     Total                                      $1,996      $2,276

     In July 1995, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") maturing July 26, 2000. The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt. The long-term portion requires a $2 million annual payment. Maximum borrowings under the Agreement are $60 million reduced annually by the $2 million long-term principal payment. The rate of interest on borrowings is at an index rate (thirty-day dealer commercial paper rate or LIBOR rates for selected terms) plus 2% per annum plus a fee of 0.25% on the unused portion of the facility. The Agreement is secured by a lien on substantially all assets of the Company. Proceeds from the new agreement were used to pay off the $15,368,000 secured note payable to the former Bank Group which had provided for $3 million annual principal reductions and matured June 1, 1999. By paying off the Bank Group secured note, the Company achieved a slight improvement in interest cost and reduced annual principal payment obligations of $3.0 million to $2.0 million.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Shareholders of the Company was held on June 10, 1996. The following matters were submitted to a vote of the Company's shareholders:

     1. The election of five directors (constituting the entire board of directors) for the ensuing year and until their successors are duly elected and qualified. The results of the election for each such director were as follows:

     Director                 Votes For        Votes Withheld
     John J. Wiesner          8,033,543             2,411
     James J. Gaffney         8,033,543             2,411
     Alan Melamed             8,027,238             8,716
     Willard C. Shull, III    8,033,543             2,411
     Jeffrey I. Werbalowsky   8,027,238             8,716

     2.  The ratification of the selection of Deloitte & Touche
LLP as independent auditors of the Company for the fiscal year ending February 1, 1997. The results of the vote with respect to such proposal were as follows:

                                            Votes Against  Abstentions and
                             Votes For      or Withheld    Broker Non-
                                                           Votes
Ratification of Selection of
    Independent Auditors      8,035,954      None           None


ITEM 5.  OTHER INFORMATION

     The Company announced that its common stock was listed for trading on the Nasdaq National Market System commencing on Wednesday, August 7, 1996. Previously, trades in the Company's common stock had been entered on the Nasdaq Bulletin Board by certain broker dealers. The Company's trading symbol on the Nasdaq National Market System will continue to be "CRAU."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

        No.     Description

       10.1 Form of Stock Option Agreement dated June 10, 1996 evidencing the grant of options to purchase 5,000 shares of Common Stock of the Company to each of the following directors of the Company: James J. Gaffney, Alan Melamed, Willard C. Shull, III, and Jeffrey I. Werbalowsky.

       10.2      Amended Severance Compensation Agreement dated
                 May 31, 1996 to Severance Agreement dated April
                 1, 1995, between the Company and William A.
                 North.

       27.1      Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended August 3, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                C.R. ANTHONY COMPANY
                                         (Registrant)


Dated: August 23, 1996             /s/ Michael E. McCreery
                                   Michael E. McCreery
                                    Vice Chairman, Chief
                                    Administrative Officer and
                                    Treasurer (principal
                                    financial officer)



Dated: August 23, 1996             /s/ Richard E. Stasyszen
                                   Richard E. Stasyszen
                                    Vice President and
                                    Controller (chief accounting
                                    officer)
EXHIBIT INDEX

     No.         Description

     10.1 Form of Stock Option Agreement dated June 10, 1996 evidencing the grant of options to purchase 5,000 shares of Common Stock of the Company to each of the following directors of the Company:
               James J. Gaffney, Alan Melamed, Willard C. Shull, III, and Jeffrey I. Werbalowsky.

     10.2 Amended Severance Compensation Agreement dated May 31, 1996 to Severance Agreement dated
               April 1, 1995, between the Company and William A.
               North.

     27.1      Financial Data Schedule.