Form 10-Q
period 1996-11-02
ANTHONY C R CO
filed 1996-12-10
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 1996

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

Registrant's telephone number, including area code:(405) 278-7400

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

Number of shares of Common Stock outstanding as of December 10, 1996
                          9,035,645

   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                      November 2,  October 29,  February 3,
ASSETS                                    1996       1995          1996

CURRENT ASSETS:
    Cash and cash equivalents          $    5,263   $    3,257   $    2,654
    Accounts receivable, less
     allowance for doubtful accounts
     of $100                                6,937        6,662        2,353
    Merchandise inventories               103,284      102,470       84,438
    Other assets                            2,076          997        1,620
    Deferred income taxes                   1,327        2,396        1,849

          Total current assets            118,887      115,782       92,914

PROPERTY AND EQUIPMENT, net                15,891       16,292       15,331

OTHER ASSETS                                  317          338          376

DEFERRED INCOME TAXES                       8,193        9,473        8,439

TOTAL                                 $   143,288  $   141,885  $   117,060

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                  $    30,798  $    28,968  $    14,562
    Other liabilities                       9,876        8,503        6,673
    Accrued compensation                    2,748        1,497        1,889
    Income taxes payable                                                522
    Current maturities of long-term
     debt                                   12,307      17,828        7,069

          Total current liabilities        55,729       56,796       30,715

LONG-TERM DEBT, less current
maturities                                  18,107      20,281       18,114

OTHER LIABILITIES                           1,024        1,167        1,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
     50,000,000 shares authorized;
     9,035,645,  9,005,245, and
     9,005,245 shares issued and
     outstanding                               90           90           90
    Additional paid-in capital             57,307       57,216       57,216
    Retained earnings                      11,031        6,335        9,829

          Total stockholders' equity       68,428       63,641       67,135

TOTAL                                 $   143,288  $   141,885  $   117,060

See notes to consolidated financial statements.


C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, except per share amounts)


                                   For the                   For the
                                   Thirteen                Thirty-nine
                                 Weeks Ended               Weeks Ended
                           November 2,  October 29,  November 2,   October 29,
                                  1996         1995         1996       1995

NET SALES               $        68,805   $   71,893  $   202,683    $211,437

COST OF GOODS SOLD               47,120       49,865      137,106     144,941

GROSS MARGIN                     21,685       22,028       65,577      66,496

EXPENSES:
    Selling, general and
     administrative               17,461      18,012       50,976      53,732
    Advertising                    2,826       3,632        7,921       9,958
    Depreciation and
     amortization                  1,058         993        3,311       3,182
    Interest                         474         680        1,399       1,932

            Total expenses        21,819      23,317       63,607      68,804

INCOME (LOSS) BEFORE INCOME
TAXES                               (134)     (1,289)       1,970      (2,308)

INCOME TAX (EXPENSE)
BENEFIT                               53         502         (768)        900

NET INCOME (LOSS)             $      (81)  $    (787)  $     1,202  $  (1,408)


NET INCOME (LOSS) PER SHARE   $    (0.01)  $   (0.09)  $      0.13  $   (0.16)


AVERAGE COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                     9,172,077   9,005,245     9,066,980  9,005,245


See notes to consolidated financial statements.



C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                               39 Weeks      39 Weeks
                                                 Ended        Ended
                                              November 2,  October 29,
                                                 1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                      $     1,202  $     (1,408)
    Adjustments to reconcile net income
    (loss) to net cash provide by (used
    in) operating activities:
      Depreciation and amortization              3,311         3,182
      Deferred tax expense (benefit)               768          (900)
      (Gain) loss on disposals of
       equipment                                   (18)           (4)
       Common stock issued as compensation
       expense                                      91            -
    Changes in other assets and
    liabilities:
      Accounts receivable                       (4,584)       (4,013)
      Merchandise inventories                  (18,846)      (26,549)
      Other assets                                (451)         (464)
      Accounts payable and other
      liabilities                               18,845        13,115
      Accrued compensation                         859        (1,464)
         Net cash provided by (used in)
         operating activities                    1,177       (18,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                        (3,753)       (4,119)
    Proceeds from sale of property and
    equipment                                       18            33
         Net cash used in investing
         activities                             (3,735)       (4,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings - Revolving Credit
    Agreement                                    5,225        37,605
    Payments of long-term debt                     (58)      (15,541)
         Net cash provided by financing
         activities                              5,167        22,064

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      2,609          (527)

CASH AND CASH EQUIVALENTS, Beginning of
period                                           2,654         3,784

CASH AND CASH EQUIVALENTS, End of period    $    5,263   $     3,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
      Interest                             $     1,322  $      1,920
      Income taxes                         $       595  $      1,152

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

The consolidated balance sheets as of November 2, 1996 and October 29, 1995 and the statements of operations and cash flows for the thirteen and thirty-nine weeks ended November 2, 1996 and October 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to state fairly the Company's financial position and the results of operations and cash flows for the thirteen and thirty-nine weeks ended November 2, 1996 and October 29, 1995 have been made. Due to the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations, and balances of inventory, receivables, revolving credit agreement borrowings, and trade payables vary with the seasonal demands of the business.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in connection with the annual consolidated financial statements and notes thereto.

Earnings per share - Earnings per share is computed based upon net income divided by the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each period.

Reclassifications - Certain reclassifications have been made to prior year balances to conform with the classifications of such amounts in the current period.

Accounting pronouncements - In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for such assets. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by SFAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion 25 for such stock based compensation arrangement and disclose the proforma effects of applying SFAS 123, if any, in the financial statements. The Company adopted these new standards effective February 4, 1996. The adoption of these standards had no material impact on the Company's financial position, results of operations or related disclosures to the Notes to these Consolidated Financial Statements.

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

Results of Operations

     Thirteen Weeks Ended November 2, 1996 Compared to the Thirteen Weeks Ended October 29, 1995. Operating results for the current year improved $706,000 or $.08 per share as compared to the prior year. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The following table presents selected results of operations expressed as a percent of net sales:

                                            13 Weeks Ended
                                      November 2,   October 29,
                                         1996           1995

Net sales                                100.0%         100.0%

Gross margin                              31.5%          30.6%
Selling, general and
administrative expense                    25.4%          25.1%
Advertising                                4.1%           5.0%
Depreciation & amortization                1.5%           1.4%
Interest expense                           0.7%           0.9%
Income before income taxes                (0.2%)         (1.8%)

     Net sales. Comparable store sales declined 3.2% during the thirteen weeks ended November 2, 1996 ("fiscal 1997 third quarter") compared to the thirteen weeks ended October 29, 1995 ("fiscal 1996 third quarter"). Net sales during the fiscal 1997 third quarter were affected by the Company's planned reduction in promotional activity. In addition, net sales during the quarter also reflect the effect of a net decrease of $920,000 associated with store openings and closings. Although the Company has opened 28 stores and closed 16 since October 29, 1995, the total selling square footage decreased to 2,989,247 at November 2, 1996 from 3,071,728 at October 29, 1995 due to the Company's strategy of opening smaller stores in rural markets while closing larger stores in underperforming metropolitan or highly competitive markets ("metro" stores). Of the 16 stores closed since October 1995, 12 were "metro" stores. The Company opened 15 new stores while closing 3 during fiscal 1997 third quarter.

      The Company was operating 223 stores as of November 2, 1996. An additional 3 stores were opened in November, 1996, and the Company anticipates closing 3 stores after the holiday sales period.

     Gross margin. Although the Company had a decline in net sales, the decrease in gross margin dollars due to the sales volume decline was substantially offset by the improved gross margin percent in comparing fiscal 1997 third quarter to fiscal 1996 third quarter. While the increase in these margins for the quarter was primarily related to establishing higher initial mark-ups, margins were also enhanced by a higher percent of total sales coming from rural stores. The rural stores tend to operate at a higher gross margin percent.

     Selling, general and administrative expense. The decline of $551,000 in selling, general and administrative expense in fiscal 1997 third quarter as compared to fiscal 1996 third quarter is primarily due to reductions achieved in comparable stores. The decrease was principally the result of lower personnel costs in stores from improved business processes and management practices, the first phases of which were initiated in the second half of last fiscal year. Management intends to continue implementing business process improvements to achieve further operating efficiencies. However, the rate of improvement over the prior year in personnel costs will diminish as the implemented process improvements reach their first anniversary and as the effect of higher hourly wages are absorbed as a result of increases to minimum wages effective October 1, 1996 and September 1, 1997. The payroll cost reductions in stores were offset by slightly higher personnel costs at the Company's corporate offices.

     Advertising expense. Advertising expense decreased $806,000, or 22.2%, in fiscal 1997 third quarter compared to fiscal 1996 third quarter. The decrease is primarily attributable to costs incurred in the fiscal 1996 third quarter related to a multi-media campaign that was not repeated in the current year. Management expects advertising expenditures for the fourth quarter of this fiscal year to approximate that expended in the prior year.

     Interest expense. Interest expense during the fiscal 1997 third quarter was lower than the fiscal 1996 third quarter due principally to lower average borrowings. Average borrowings were $22,855,000 during the fiscal 1997 third quarter as compared to $32,421,000 in the fiscal 1996 third quarter.

     Tax expense. The Company's effective tax rate was 39% in the fiscal 1997 third quarter and the fiscal 1996 third quarter.
The principal differences from the federal statutory rate were state income taxes.

     Net loss. As a result of the above factors, results of operations improved as the net loss for the fiscal 1997 third quarter was $81,000, a decrease of $706,000 (or $.08 per share) from the $787,000 net loss in the fiscal 1996 third quarter.

     Thirty-nine Weeks Ended November 2, 1996 Compared to the Thirty-nine Weeks Ended October 29, 1995. Results of operations for the current year improved $2,610,000 or $.29 per share as compared to the prior year. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The following table presents selected results of operations expressed as a percent of net sales:

                                            39 Weeks Ended
                                      November 2,   October 29,
                                         1996          1995

Net sales                                100.0%        100.0%

Gross margin                              32.4%         31.4%
Selling, general and
administrative expense                    25.2%         25.4%
Advertising                                3.9%          4.7%
Depreciation & amortization                1.6%          1.5%
Interest expense                           0.7%          0.9%
Income (loss) before income taxes          1.0%         (1.1%)

     Net sales. Comparable store sales have declined 3.5% during the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 29, 1995. During the current fiscal year, the Company has been focused on following a strategy of less aggressive advertising as compared to the thirty-nine weeks ended October 29, 1995. Net sales during the thirty-nine weeks ended November 2, 1996 also reflect a net decrease of
$2,004,000 associated with store openings and closings.   The
Company opened 27 rural stores while closing 12 (11 of which were larger "metro" stores) during the thirty-nine weeks ended November 2, 1996.

     Gross margin. Gross margin dollars declined in comparing the thirty-nine weeks ended November 2, 1996 to the thirty-nine weeks ended October 29, 1995 while the gross margin percent improved. Although the increase in the gross margin percent was primarily related to establishing higher initial mark-ups, margins were enhanced by a higher percent of total sales coming from rural stores. The rural stores tend to generate a higher gross margin percent.

     Selling, general and administrative expense. The decline in selling, general and administrative expense in the thirty-nine weeks ended November 2, 1996 as compared to the thirty-nine weeks ended October 29, 1995 is primarily due to the continuing trend of lower handling costs associated with a reduction in merchandise purchases and lower personnel costs from implementing improved business processes and management practices. See comments to the thirteen weeks ended November 2, 1996 for additional discussion of trends.

     Advertising expense. Advertising expense decreased $2,037,000, or 20.5%, in the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 29, 1995. The decrease is primarily attributable to reductions in the quantity of pre-printed inserts and costs incurred in the fiscal 1996 third quarter related to a multi-media campaign that was not repeated in the current year. In the prior year, the Company was introducing a campaign of "Every Jean On Sale Everyday." While this promotional strategy continues to be utilized, the marketing costs of maintaining the program are lower than were incurred in the prior year. In addition, since the first of the fiscal year management has been pursuing a strategy of reducing reliance on more expensive pre-printed inserts and broadcast media and has increased usage of newspaper and direct marketing programs. Although management will continue to strive for the optimal mix of advertising, the year-over-year trend of improvement is not expected to continue into the fourth quarter.

     Interest expense. Interest expense was lower in the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 29, 1995 due to lower average borrowings and interest rates. Average borrowings were $22,156,000 during the thirty-nine weeks ended November 2, 1996 as compared to $26,276,000 in the thirty-nine weeks ended October 29, 1995. The interest rate was lower due to the revolving credit agreement entered into in July 1995 (see "Liquidity and Capital Resources").

     Tax expense.  The Company's effective tax rate was 39%
during the thirty-nine weeks ended November 2, 1996 and October
29, 1995.   The principal differences from the federal statutory
rate were state income taxes.

     Net income (loss). As a result of the above factors, results of operations improved by $2,610,000 (or $.29 per share) as the Company is reporting net income of $1,202,000 for the thirty-nine weeks ended November 2, 1996 as compared to a net loss of $1,408,000 in the thirty-nine weeks ended October 29, 1995.

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

     The Company also has a private label charge card program. The charge card receivables are sold to a third party processor on a non-recourse basis at 100% of face value, less a stated discount rate. The Company is also obligated to pay an additional fee to the third party processor for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold.

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

     The increase in cash flow from operating activities in the thirty-nine weeks ended November 2, 1996 as compared to the thirty-nine weeks ended October 29, 1995 was due in part to improved operating results. However, the principal cause for improvement was a reduction during the thirty-nine weeks ended November 2, 1996 in required working capital, contrasted to an
increase in the thirty-nine weeks ended October 29, 1995.   The
change in working capital was due to lower inventory investment during the current year. Purchases of inventory during the thirty-nine weeks ended November 2, 1996 were approximately $16,486,000 less than during the thirty-nine weeks ended October 29, 1995. Outstanding borrowings of long-term debt, which were $9,324,000 higher at the end of fiscal 1996 compared to the end of fiscal 1995, were $7,695,000 lower at November 2, 1996 as compared to October 29, 1995.

     Net cash used for capital expenditures was $3,753,000 and $4,119,000 in the thirty-nine weeks ended November 2, 1996 and October 29, 1995, respectively. These amounts included the following expenditures in the periods presented (dollars in thousands):

                                          39 Weeks Ended
                                     November 2,   October 29,
                                         1996         1995

     Store expenditures:
        New stores                     $1,421       $1,871
        Remodels, expansions, and
          relocations                     254        1,090
        Other                             264          468
     Information systems                  978          456
     Distribution center                  545            -
     Other                                291          234
        Total                          $3,753       $4,119

     The Company's capital expenditures for the current fiscal year are expected to total approximately $6 million.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In October, 1996, the Company employed Houlihan Lokey Howard & Zukin Capital ("Houlihan Lokey Capital") as a financial advisor to perform general corporate finance advisory services in connection with the analysis by the Company of strategic alternatives, including possible transactions in which the Company might engage, counseling the Company on the structure of such possible transactions, advising the Company with respect to due diligence on such possible transactions, assisting the Company with financing on such possible transactions and assisting in the negotiation of such possible transactions. The Company has agreed to pay specified fees upon the consummation, if any, of certain defined transactions. The defined transactions include a strategic acquisition by the Company, a sale of the Company and a recapitalization of the Company. The specified fees range from 1.375% of the aggregate purchase price received on a sale of the Company, 1.375% of the first $30,000,000 paid and 1% of any additional amount paid in any acquisition or recapitalization by the Company (with a minimum payment of $500,000), and 1% to 4% of any debt or equity funding arranged by Houlihan Lokey Capital. The Company has also agreed to reimburse Houlihan Lokey Capital for reasonable out-of-pocket expenses and has agreed to indemnify it with respect to certain actions taken or omitted to be taken. The agreement may be terminated by either party on five days written notice. Jeffrey
I. Werbalowsky, a director of the Company, serves as a Managing Director of Houlihan Lokey Howard & Zukin which is an affiliate of Houlihan Lokey Capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

                  No.       Description

                 10.1 Second Amendment to Amended and Restated Loan Agreement dated as of October 25, 1996 between the Company and General Electric Capital Corporation.

                 10.2 Letter Agreement dated September 27, 1996 between the Company and Houlihan Lokey Howard & Zukin Capital.

                 27.1  Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fiscal quarter ended November 2, 1996.


     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                C.R. ANTHONY COMPANY
                                   (Registrant)


Dated: December 10, 1996           /s/ Michael E. McCreery
                                   Michael E. McCreery
                                     Vice Chairman, Chief
                                     Administrative Officer and
                                     Treasurer (principal
                                     financial officer)



Dated: December 10, 1996           /s/ Richard E. Stasyszen
                                   Richard E. Stasyszen
                                     Vice President and
                                     Controller (chief accounting
                                     officer)

                          EXHIBIT INDEX

    No.         Description

   10.1        Second Amendment to Amended and Restated Loan
               Agreement dated as of October 25, 1996 between the Company and General Electric Capital Corporation.

   10.2 Letter Agreement dated September 27, 1996 between the Company and Houlihan Lokey Howard &
               Zukin Capital.

   27.1        Financial Data Schedule.