Form 10-K
period 1997-02-01
ANTHONY C R CO
filed 1997-04-03
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 1, 1997

                 Commission File Number:  0-6731

                      C.R. ANTHONY COMPANY
     (Exact name of registrant as specified in its charter)

Oklahoma                                 73-0129405
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

701 Broadway, Oklahoma City, Oklahoma    73102
(Address of principal executive          (Zip Code)
offices)

       Registrant's telephone number, including area code:
                         (405) 278-7400

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]    No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-
affiliates of the registrant as of March 21, 1997:  $36,688,694

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     Number of shares of Common Stock outstanding as of March 21,
1997:  9,035,645


                      C.R. Anthony Company
                            Index to
                   Annual Report on Form 10-K
               For the Year Ended February 1, 1997

Part I.

     Item 1.  Business

     Item 2.  Properties

     Item 3.  Legal Proceedings

     Item 4.  Submission of Matters to a Vote of Security
              Holders

Part II.

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters

     Item 6.  Selected Financial Data

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Item 8.  Financial Statements and Supplementary Data

     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure

Part III.

     Item 10. Directors and Executive Officers of the
              Registrant

     Item 11. Executive Compensation

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Item 13. Certain Relationships and Related Transactions

Part IV.

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K

     Signatures

     Index to Exhibits

PART I.


ITEM 1.  BUSINESS

     At February 1, 1997, C. R. Anthony Company (the "Company" or "Anthony") operated 224 specialty department stores under the name "Anthonys" and "Anthonys Limited" primarily in smaller communities in 13 southwestern and midwestern states. The stores offer moderately priced branded and private label apparel for the entire family, with particularly strong offerings of denim and footwear, and selected decorative home accessories.

     The Company operates on a fiscal year distinct from the calendar year. References to fiscal 1992, fiscal 1993, fiscal 1994, fiscal 1995, fiscal 1996, and fiscal 1997 refer to the fiscal years ended January 31, 1993, January 30, 1994, January 29, 1995, February 3, 1996, February 1, 1997, and January 31, 1998, respectively. References to a fiscal period refer to the 12 accounting periods comprising a fiscal year, each of which is a four or five week period under the Company's "4-5-4" method of accounting.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed or incorporated by reference in this Annual Report are forward-looking statements that involve
risks and uncertainties including, but not limited to:   the
risks indicated in filings with the Securities and Exchange Commission; changes in law, regulation, technology, and economic conditions; the loss of key personnel; an increased presence of competition in the Company's markets; the seasonality of demand for apparel which can be significantly affected by weather patterns, competitors' marketing strategies and changes in fashion trends; availability of product and favorable financing from suppliers and lending institutions; and failure to achieve the expected results of annual merchandising and marketing plans, store opening or closing plans, and other facility expansion plans, and the impact of mergers or acquisitions. The occurrence of any of the above could have a material adverse impact on the Company's operating results.

Merger with Stage Stores, Inc.

     On March 5, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") and a Termination Option Agreement (the "Termination Agreement") with Stage Stores, Inc. ("Stage Stores"), a Houston based retailer of apparel in the central United States.

     The Merger Agreement provides for the merger (the "Merger") of either the Company with and into a wholly-owned subsidiary of Stage Stores (the "Merger Sub") or, depending upon certain conditions, the Merger Sub with and into the Company. In the Merger, Stage Stores will acquire all of the Company's common stock for a minimum value (the "Base Price") of $8.00 per share plus $0.01 for every $0.05 by which the average closing price of Stage Stores' common stock (the "SSI Average Closing Price") exceeds $20.00 per share. The SSI Average Closing Price means the average closing price expressed in dollars per share of Stage Stores' common stock quoted on the NASDAQ National Market System for the ten trading days selected by lot by the Company and Stage Stores out of the twenty most recent consecutive trading days prior to and including the fifth day preceding the closing of the Merger. The exact combination of Stage Stores' common stock and/or cash (the "Merger Consideration") to be paid by Stage Stores for each share of the Company's common stock will be determined using a formula based upon the Base Price and the SSI Average Closing Price. The Merger Consideration will consist 100% of Stage Stores' common stock if the SSI Average Closing Price is $20.00 or higher, and the stock percentage will decline in linear fashion to 25% of the Merger Consideration if the SSI Average Closing Price is $15.00. If the SSI Average Closing Price is less than $15.00, Stage Stores has the option to terminate the Merger Agreement and pay the Company a fee of $3,500,000 plus the Company's expenses, or to close the Merger, in which case the Merger Consideration per share of the Company's common stock will consist of (i) .1333 shares of Stage Stores' common stock, and (ii) an amount in cash equal to $8.00 minus the product of .1333 and the SSI Average Closing Price.

     All options outstanding under the Company's Stock Option Plan will be canceled by virtue of the Merger Agreement and each holder will be entitled to receive cash equal to the product of the number of option shares held by the holder times the remainder of (i) the Base Price, less (ii) the weighted average exercise price of the options and any other amounts payable by the holder with respect to the options. In addition, existing Executive Severance Compensation Agreements between the Company and its executive officers will be canceled in exchange for Employment Agreements and Amended Severance Agreements between the respective executives and Stage Stores. See "Executive Compensation - Stock Option Plan" and "-Severance Arrangements."

     If the Company terminates the Merger under certain conditions, the Company will be required to pay Stage Stores a fee of $3,500,000 plus Stage Stores' expenses.

     The Termination Agreement grants Stage Stores the irrevocable option (the "Stock Option") to acquire 19.9% of the Company's common stock at $8.00 per share. The Stock Option may be exercised under certain conditions set forth in the Termination Agreement and terminates upon the earlier of (i) the Effective Time of the Merger, or (ii) six months following any termination of the Merger Agreement.

     The Merger Agreement and the Merger are subject to approval by the stockholders of the Company and certain other conditions including adequate financing by Stage Stores. If approved by the stockholders, the Merger is expected to close in June of this year.

     Stage Stores, Inc. intends to file a Form S-4 Registration Statement (the "S-4") in order to register the Stage Stores' common stock to be issued to the Company's stockholders in the Merger. It is anticipated that the S-4 will contain a Proxy Statement/Prospectus and copies of the Merger Agreement and the Termination Agreement.

     References in this Annual Report to operating plans, future trends, store openings, and capital expenditures are made with the assumption that the Merger does not occur and the Company is continuing on a stand-alone basis.

History

     The Company was founded as a partnership by C.R. Anthony in Cushing, Oklahoma in 1922 and was incorporated in 1926 as an Oklahoma corporation under the name "C.R. Anthony Company."

     From 1922 to 1987, the Company was operated as a family business by C.R. Anthony and members of his family. During this period, the Company increased substantially both in size and in geographic area. The Company experienced steady growth until the early 1980s, when growth slowed principally as a result of declines in local economies in the southwestern United States.

     In April 1987, the Company was acquired by a group of private investors in a leveraged buy-out and, from April 1987 to August 1992, the Company was operated by management selected by the investor group. During this period, management commenced a business improvement program which involved (i) narrowing the geographic area in which the Company operated, (ii) remodeling of existing stores, (iii) opening of new stores within the narrowed geographic area, (iv) improving its merchandise information and financial systems, and (v) strengthening the financial, information systems and merchandising staff.

     The Company's working capital financing was provided by a group of banks, which had also provided a $40 million senior term loan facility in connection with the leveraged buyout. Again in the early 1990s, the economy slowed dramatically and the Company's cash flows were significantly reduced. In January 1991, the Company breached its operating cash flow covenant required by the working capital facility. The Company was unable to attain an acceptable waiver with the bank group that would enable the Company to utilize the working capital facility in order to purchase Spring merchandise. This resulted in trade vendors significantly limiting the flow of merchandise to the Company's stores. The Company filed a voluntary Chapter 11 petition in February 1991 in order to obtain working capital financing to ensure continuous flow of merchandise to its stores.

     Throughout the bankruptcy proceedings, the management team continued to implement the business improvement plan that it had previously initiated. As a result of reviewing all lease contracts on stores operating at the bankruptcy filing, 36 stores were closed with the Company's maximum lease liability for these stores being settled by the operation of the Bankruptcy Code.
The Company was also able to obtain concessions from landlords in many stores which it continued to operate. The effect of these concessions was to either reduce the annual occupancy expense or give the Company the option to shorten the minimum remaining term under the lease agreement. See "Properties - Store Leases."

     The Reorganization Plan was confirmed in July 1992 and consummated in August 1992. The prior working capital and letter of credit facility of the Company was converted to a term loan and most of the general unsecured creditors of the Company, including holders of approximately $76 million in debentures, were converted to stockholders of the Company. Upon consummation of the Reorganization Plan, the former debentureholders owned approximately 72% of the outstanding common stock, with other former general unsecured creditors owning approximately 27% of the outstanding common stock and the prior holding company owning less than 1%. As a result of the Reorganization Plan, the Company's debt service requirements were significantly reduced from pre-bankruptcy levels.

     The Company has reported the following operating results immediately prior to and since the consummation of the Reorganization Plan (dollars in thousands):

                                                                   Predecessor
                           Reorganized Company                       Company
              52 Weeks   53 Weeks   52 Weeks  52 Weeks   27 Weeks    26 Weeks
                Ended      Ended      Ended     Ended      Ended       Ended
               February   February   January   January    January     July
              1, 1997    3, 1996    29, 1995  30, 1994   31, 1993    26, 1992


Net Sales     $288,392   $304,451   $302,241  $302,858   $176,804    $130,757

Gross Margin  $ 93,517   $ 96,763   $ 96,826  $ 92,504   $ 50,196    $ 40,289

Net Income    $  4,833   $  2,086   $  3,695  $  2,857   $  1,191    $ 54,637(1)


(1) Includes non-recurring charges and extraordinary gain on debt discharge in connection with the Company's Reorganization Plan. With the change in ownership resulting from the Reorganization Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 as set forth in the American Institute of Certified Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The adjustments to record assets and liabilities at their fair value were reflected in the financial statements of the Predecessor Company for the 26 weeks ended July 26, 1992. Consequently, not all aspects of the result of operations reported subsequent to July 26, 1992, for the reorganized entity are comparable.

Overview of Current Operations

     The Company is a regional retailer of moderately priced family apparel operating under the names "Anthonys" and "Anthonys Limited" with the majority of its stores in smaller communities throughout the southwestern and midwestern United States. The "Anthonys Limited" trademark was initially used in the Company's "small store" concept. While the concept continues, all new stores now use the "Anthonys" trademark.

     In most of its rural markets, management believes that Anthonys is the dominant -- and often only -- provider of nationally-advertised branded apparel. As a result, the Company has taken advantage of the recent dramatic growth in consumer spending in non-metropolitan markets and is rapidly opening new low-cost, highly profitable stores in these communities. The "small store" concept, which the Company began implementing in early 1995, utilizes on average less than one-half the selling space of a traditional "Anthonys" store. This concept has enabled the Company to profitably enter even smaller markets. The Company thus has been able to bring rural customers merchandise generally found only in malls and large full service department stores in suburban and metropolitan communities. By supplying branded merchandise, Anthonys is also able to comfortably coexist with Wal-Mart and other similar discount chains, since these discount stores do not generally carry branded apparel items supplied by Anthonys. Simultaneously, these discount store chains have caused a significant decline in the number of local merchants who would otherwise compete with the Company.

     The Company's operating philosophy is to offer national brand apparel, including footwear, for the entire family at price levels that provide value to the customer relative to other options available. All of the stores operated by the Company offer value priced merchandise with a focus on casual men's, women's and children's apparel and shoes. Denim has historically been the largest category for Anthonys, under the Chic, Lee, Levi, Wrangler and various other labels.

     At February 1, 1997, the Company operated 224 stores, predominantly located in strip shopping centers, of which 199 stores operated under the name "Anthonys" and 24 under the name "Anthonys Limited". The Company's stores are located in thirteen states primarily in Arkansas, Kansas, Louisiana, Montana, New Mexico, Oklahoma and Texas. The Company operates one store, which is scheduled to close in the first quarter of fiscal 1997, under the name "Exclusive Lee," that primarily sells branded goods produced by the Lee Company.

     The "Anthonys Limited" store represented a refinement of the financial profile of a store designed to operate profitability in the lower sales volume potential in the targeted rural markets. The name "Anthonys Limited" was derived from the idea of "limiting" the investment risk associated with the smaller store profile, i.e. lower capital investment and shorter lease commitments than are required in the larger "Anthony" stores. During the initial testing of the "small store" concept, the 24 small stores opened in 1995 and early 1996 used the name "Anthonys Limited." While management has decided to aggressively pursue the "small store" concept, commencing in August 1996, all new store openings using the "small store" concept will operate under the "Anthonys" name. The decision to revert to using the "Anthonys" name in the "small store" concept was made to facilitate the interchange of graphics and store signage throughout all of the Company's stores while taking advantage of the goodwill of 75 years of advertising the "Anthonys" name.

     The "small store" concept is targeted at communities with a population of 5,000 to 10,000 to take advantage of the prevailing lack of branded apparel retailers in rural areas. The Company's objective is to capitalize on the exit of national retailers, such as Sears and J.C. Penney, and local apparel boutiques from those communities. These new, smaller stores (average size 8,000 square feet as compared to the overall Company store average size of 16,000 square feet) are less expensive to operate and are showing a higher return on assets than a traditional larger "Anthonys" store at the same stage of development.

     While 53 of the Company's stores are located in communities which management considers metropolitan or highly competitive markets ("metro" stores), 170 stores, including 43 of the "small store" concept stores, are operated in rural communities where the Company has considerable operating experience. The "metro" stores average approximately 23,100 square feet in size while the rural stores average approximately 13,700 square feet.

     All of the purchasing and distribution, as well as advertising and marketing activities of the Company, are centralized at its corporate headquarters located in Oklahoma City. Procurement of merchandise is made on the basis of purchase orders and merchandise is principally distributed through the Company's distribution center located in Oklahoma City. The advertising and promotional strategy of Anthonys is designed to improve its image as a value-oriented branded apparel retailer for the entire family. The majority of the Company's advertising is conducted through newspaper inserts and ads, direct mail and broadcast media.

Growth Strategy

     General. The Company's strategy is to take advantage of the continuing growth in demand in rural markets for national brand apparel. Anthonys has positioned itself as the dominant retailer of such items in these communities and is often the only channel of distribution for national brands, such as Levi, Lee, Nike, Haggar, Wrangler, Reebok and others into these towns. As a result, the Company occupies a niche that provides higher gross margins and is less subject to the intense competition that often characterizes rural market retailing, which is dominated by discount store chains.

     Anthonys has long been a major rural market retailer in the southwest and midwestern states and is well known and well respected by its customers throughout this region for providing sought-after brand merchandise at value prices. The Company has a long history of successfully entering small town markets with new stores that allow its customers to obtain goods that they otherwise would have to find in more metropolitan environments.

     Beginning in the early 1980s, the decline in the domestic energy market began to negatively affect consumer spending in the Company's service areas. In the late 1980s, when the energy sector began recovering, the Company was acquired in a leveraged buyout. In 1991, the effects of the national economic downturn forced the Company to reorganize under Chapter 11 of the Bankruptcy Code. These events resulted in a reduction in the Company's store growth. Because of the Chapter 11 reorganization, however, the Company was able to exit from certain unprofitable stores and position itself better in its remaining markets.

     Following emergence from bankruptcy in 1992, Anthonys has had the resources to begin store growth again. With the growth and improvement in video and audio technology, management believes consumer awareness of -- and demand for -- branded products has rapidly increased. Recognizing this steadily improving demand in its core rural markets, the Company developed in 1994, and began rolling out in early 1995, its "small stores."

     "Small Store" Concept. To deploy assets most profitably and capitalize on underserved areas, the Company introduced the "small store" concept in early 1995. Operating from a smaller platform, the stores can be opened quickly and inexpensively. Once operational, these stores provide a low-cost and thus highly profitable means for the Company to expand into not only communities where a traditional "Anthonys" store could be viable, but also into even smaller towns that could not support the larger format. To date, the return on investment in these stores has been significantly higher than that experienced by the Company with larger format stores.

     "Small stores" will effectively compete with the regional discounter by offering national brand apparel in all categories, something which is not available at the discounter. The "small stores" will differentiate themselves from existing privately owned competitors which offer similar branded product by offering better selection, better in-stock status and sharper pricing.

     The "small store" differs from the traditional larger "Anthonys" in not only size but also in product breadth and depth. The "small stores" are designed to provide both a good selection of branded merchandise in denim, footwear and children's, as well as a reasonable array of women's and men's items. The women's component of sales in the "small store" is somewhat higher than in the traditional "Anthonys" because of a lower level of competition these stores face from other chains situated in the medium-sized communities.

     The smaller store size also permits the Company to hire personnel locally. This results in substantial labor savings by not having to bring in career-track managers and employees from other stores. The local staff also is an important marketing tool for the small town stores through their interaction with other members of the community.

     Occupancy costs in the "small stores" are approximately 50% lower per square foot because of lower property values and availability of space. Another important factor is that minimum lease terms are generally expected to be no longer than three years; however, options for renewal beyond the base term are easily obtained. Capital expenditures for leasehold improvements and fixturing costs per square foot are not as great in comparison to traditional "Anthonys" stores. All stores under this concept have front-end customer checkout, minimizing the required number of point of sales cash registers and making it easier for employees to focus on loss prevention.

     The Company had 43 "small stores" open at February 1, 1997. Management expects the "small store" size will be the principal format for new store openings and believes that substantial opportunities exist throughout the region in which the Company now operates for many more "small stores." Because of the remote nature of many midwest and western states, the Company believes opportunities exist in numerous states where it currently has nominal or no operations. The Company believes that it can open over 300 "small stores" over the next five years. In addition, because of the relatively straight-forward store layouts and the testing and experience obtained already, once a site has been selected, the Company can build out and stock a new "small store" very rapidly.

     Merchandising. In addition to store growth opportunities, the Company has demonstrated the ability to improve its gross margins over the last several years and intends to continue focusing on its merchandising mix. Historically, the women's component of the Company's business has been less than its competitors, due in large part to emphasis on men's items. Since women comprise the majority of the Company's shoppers, the Company is shifting its advertising and space allocation in the existing traditional "Anthonys" stores slightly toward women's wear to refocus women customers to buy for themselves, not just for other members of the family. To facilitate this, the Company is adding higher quality, branded women's items, which is consistent with its merchandising in denim, footwear, men's and children's and which should produce both higher sales figures and better gross margins.

     In the "small stores", the Company has been able to open stores with a greater percentage of floor space devoted to women's merchandise. This is being done to create the image as a women's fashion store. As a result, the "small stores" have seen women's wear sales as a percentage of total sales approximately 20% higher than in traditional "Anthonys" stores.

     "Metro" Stores. As sunbelt areas have grown over time, many traditional "Anthonys" stores that began as rural stores have become part of suburban and metropolitan communities. The Company classifies 53 stores as "metro" as of February 1, 1997. These stores face competition from mall-oriented, large, full service department stores and niche specialty stores. This competition has hurt the Company's sales as well as its ability to maintain gross margins. At the same time, the cost of operating such stores has increased because of their urban locations. As a consequence, the return on assets experienced by the Company in the "metro" stores has been significantly less than the return on assets in existing rural stores.

     When the Company emerged from bankruptcy in 1992, it dramatically reduced debt obligations which gave it the resources to focus on new stores. Because most of the Company's rural operating regions were still then feeling the adverse effects of the recession, Anthonys elected to pursue a strategy of opening stores in its existing metropolitan areas to better leverage its advertising and other overhead. For the most part, however, this strategy was only marginally successful, primarily because of the continuing competition from the larger, full-line stores.

     At February 1, 1997, over 85% of the "metro" store leases have lease decision points in the next five years. If return on assets from operating these stores is less than what is being obtained in rural stores, the Company will shift resources away from the metropolitan and highly competitive areas. The Company has closed ten metro stores since implementing this "harvesting" strategy in late fiscal 1995 (two in fiscal 1995 and eight in fiscal 1996) and anticipates one to three possible closings to occur in fiscal 1997. As leases expire or as the opportunities arise, the Company will evaluate closing "metro" stores and redeploying the cash flow generated to the new "small stores." Because of the favorable lease structures and because of fairly low liquidation costs, if return on assets declines in other "metro" stores, Anthonys will be able to exit those markets and generate cash to support the growth in rural markets beyond what is being generated through operating cash flow. If the "metro" stores maintain targeted return on investment, as most currently are, they will remain open and leases will be extended.

Merchandise

     All Company stores offer national brand apparel merchandise and certain private label merchandise for the entire family.

     The merchandise mix of the Company is weighted toward basic casual wear with an appropriate mix of popular trend merchandise. The Company is particularly strong in its offerings of denim and footwear for men, women and children. In fiscal 1996, denim and footwear sales contributed approximately 24% and 14%, respectively, of total net sales. The Company offers key denim brands such as Chic, H.I.S., Lee, Levi, and Wrangler labels and shoes with key brands such as Dexter, Eastland, Keds, Laredo, Nike and Reebok labels.

     While the Company purchased merchandise from approximately 1,100 vendors in fiscal 1996, approximately 52% of its merchandise came from 20 vendors because of the Company's merchandise strategy emphasizing national brands. Key brands, listed alphabetically, featured by the Company in the following categories include:

Women's    Alfred Dunner, The Apparel Workshop, Caliche,
           Cathy Daniels, Cherry Stix, Chic, Copy Cats,
           Donnkenny, Early Warning, Fritzi, Gloria
           Vanderbilt, Hanes, Joe Boxer, Lee, Levi,
           Lorraine, Mickey & Co., Miss Erika Inc., Next
           Move, Oakhill, One Step Up, Playtex, Stuffed
           Shirt, Vanity Fair

Men's      Coliseum, Docker, Foria (Knights of the
           Roundtable), H.I.S., Haggar, Hanes, Ivory Int.,
           Joe Boxer, Lee, Levi, Munsingwear, Starter
           Sportswear, Wrangler

Children's Bad Boy Club, Bugle Boy, Chic, Day Kids,
           H.I.S., Health-tex, Lee, Levi, Oshkosh B'Gosh,
           Top Boy

Footwear   Airwair, Candies, Dexter, Doc Martin, Eastland,
           Esprit, Fila, Hushpuppy, K Swiss, Keds, Laredo,
           Mia, Nike, Reebok, Red Wing, Wolverine

     As a complement to its branded merchandise, private label merchandise of comparable quality is offered in selected categories, using such trademarks as "C.R. & Co.," "C.R. Sport," "Copper Creek" and "Fastbak." These trademarks are registered with the United States Patent and Trademark Office, but none of them individually is material to the business of the Company. Management believes that its private label merchandise provides additional "value" to the customer by offering a quality merchandise alternative at prices lower than national brands.
See "Business - Pricing." In addition, private label merchandise often has higher gross margins than branded merchandise and allows the Company to avoid direct price competition. Sales of private label merchandise represented less than 10% of net sales in fiscal 1996.

     Merchandising responsibilities are segregated into four divisions: (i) men's; (ii) women's; (iii) children's; and (iv) footwear, lingerie, women's accessories/hosiery, and bed and bath. Four divisional merchandise managers supervise 21 buyers. Merchandise plans are developed by each buyer based on historical sales, planned store openings and closings and any shift in merchandising strategies or trends. A significant amount of the Company's annual merchandise purchases are items subject to replenishment purchase order control. Model stocks are established by store for replenishment merchandise and maintained by feeding sales history and automatically generating purchase orders on a scheduled basis to replenish units sold. The Company is making increased use of electronic data interchange with key vendors to jointly monitor sales history and purchase order initiation and status reporting. Merchandise purchases which are not initiated via replenishment programs are based on historical sales performance and existing merchandising and marketing strategies.

     The following table sets forth the approximate amount of net sales contributed by each of the following categories of merchandise for the presented periods (dollars in thousands):

                 Fiscal 1996        Fiscal 1995         Fiscal 1994
                          % of              % of                 % of
 Category      $          Total   $         Total    $          Total

 Men's         $108,721    37.7%  $119,171   39.2%    $116,303    38.5%
 Women's         76,206    26.4%    78,624   25.8%      80,536    26.6%
 Children's      43,651    15.1%    47,026   15.5%      48,773    16.1%
 Footwear        39,001    13.5%    37,430   12.3%      36,269    12.0%
 Lingerie         8,648     3.0%     9,482    3.1%       9,932     3.3%
 Women's
  Accessories/
  Hosiery         9,501     3.3%     9,823    3.2%       9,827     3.3%
 Bed & Bath       2,125     0.8%     2,484    0.8%         195     0.1%
 Other              539     0.2%       411    0.1%         406     0.1%
    Total      $288,392   100.0%  $304,451  100.0%    $302,241   100.0%


     The shift in mix of business in fiscal 1995 as compared to fiscal 1994 was primarily due to the weakness in women's business experienced by much of the industry in 1995 combined with the success of the Company's "Every Jean On Sale Everyday" marketing campaign. See "Business - Pricing." This denim marketing campaign inaugurated in fiscal 1995 had a greater impact on men's denim business than on women's and children's.
Management's goal is to increase the percentage of women's merchandise to total net sales in order to increase total net sales and gross margin. Strategies to achieve this goal include:

    *  Placing more emphasis on career merchandise
    *  Devoting more selling square footage to women's merchandise
    * Developing marketing programs targeting the 35 to 55 year old female career customer
    * Using market research to identify the female customer's expectations

Pricing

     The focus of the Company's pricing strategy is to offer merchandise at prices targeted below those regularly charged by department stores or national apparel stores. Pricing decisions are established on a company-wide basis for all stores. Because the level of competition can vary significantly between stores, management implemented in fiscal 1995 a zone store pricing system, under which prices are established at the corporate office based, in part, on the individual store markets. Under the zone pricing system, an item is priced in a specific store based on one of three levels of competitive pricing, i.e. heavy, moderate or light competition in the local store market.

     Denim is positioned as a "draw" and is generally priced more aggressively than other merchandise. In fiscal 1995, the Company initiated an "Every Jean on Sale Every Day" campaign to emphasize "value" pricing of denim. This campaign was tested initially in the Oklahoma City market in the Spring of 1995, and was expanded to a company-wide program in August 1995.

Customer Service

    The Company has adopted customer service procedures to provide a pleasant shopping experience for customers. A top priority of area supervisors is the training of store personnel to ensure they are following the procedures. Among other practices, employees are to greet the customer within a specified time of the customer's entry into the employee's work area to offer assistance and to advise the customer of the special sales then in effect.

    In addition, customers are provided such other everyday amenities as free gift wrap, free layaway purchase programs and the convenience and benefits of the Anthony private label credit card with special promotional events. A "Special Order" program was implemented in fiscal 1996 to permit the customer to order any item normally carried in the Company's inventory but not available in a store due to space or other considerations.

Purchasing and Distribution

     While the Company purchased merchandise from approximately 1,100 vendors in fiscal 1996, approximately 52% of its merchandise came from 20 vendors because of the Company's merchandise strategy emphasizing national brands. During fiscal 1996, the Company's purchases from Levi Strauss & Co. and Nike represented approximately 20.3% and 9.8%, respectively, of its total purchases. No more than 5% of total purchases were attributable to any other single vendor. Consistent with general practice in the retail industry, the Company does not have exclusive or long-term contracts with any particular vendor.
Most of the Company's vendors are based in the United States, which minimizes the lead time between placing orders and receiving shipments, thus allowing the Company to react to merchandising trends in a timely fashion. Although alternative sources are generally available, the loss of any of the top 20 vendors could have an adverse effect on the Company.

     Until recently, the Company has been following a practice of flowing almost 85% of its merchandise purchases through the Company's distribution center located in Oklahoma City. Merchandise deliveries to the stores were made generally on a once a week basis (twice a week in peak selling seasons) utilizing the Company's own transportation fleet.

    In an effort to reduce the shipment in-transit time and to increase the efficiency of distribution center operations, the Company intends to implement, in April 1997, new shipping practices and enhanced store receiving and distribution center management control systems. The new shipping practices will utilize third-party delivery services to make daily deliveries from the distribution center to the stores as well as increase the percentage of merchandise deliveries directly to the store from the vendor's shipping point. With this change it is expected that slightly more than half of the merchandise purchases will be shipped directly to the stores from the vendor.

Marketing and Advertising

     The Company's marketing and advertising, which is centralized at the corporate headquarters, is designed to enhance its image as a value-oriented apparel retailer for the entire family. The Company conducts an advertised sales promotion virtually every week utilizing a multi-media approach, although newspaper advertisements and color tabloids inserted into newspapers for distribution remain the principal form of circulation. Several of the Company's key vendors provide cooperative advertising funds. While planning and design of the advertising events is done internally with marketing, store operations and merchandising personnel all participating, the Company currently outsources all production of media events. Monthly strategies are developed around promotional themes with special sales promotions for individual stores being coordinated between the store and the corporate advertising department.

      The Company's marketing organization develops tailored programs for small volume stores, medium volume stores and large volume stores. The objective is to minimize inventory build-up in smaller stores for advertised events and reduce the Company's dependency on insert tabloids as a media format with greater utilization of newspaper advertisements and broadcast media.

      As a result of customer research surveys, the Company developed a multi-media campaign during fiscal 1995 entitled "Telling Our Story" using an outside spokesperson to reinforce to the customer the "value" of shopping regularly at "Anthonys." The campaign focused on how "Anthonys" delivers "value" to the customer under the themes of great prices, convenience, quality merchandise and customer service. Training programs were conducted in all stores to ensure that all sales associates reinforce the "value" message with customers.
In the future, the program will reemphasize the "value" messages and focus on the Company's merchandise selection, concentrating on the women's merchandise offering.

     In 1985, the Company initiated a private label charge card program. Until late 1993, when the Company completed installation of Point of Sale ("POS") cash registers in all stores, the Company did not have sufficiently detailed history of customer purchases to support significant investment in direct marketing promotions to Anthony cardholders. Beginning in fiscal 1995, the Company significantly increased its promotional efforts to acquire more Anthony cardholders. As a result of these promotions, the total number of cardholders almost doubled from approximately 273,000 at the end of fiscal 1993 to 530,000 at the end of fiscal 1995. At February 1, 1997 there were approximately 568,000 Anthony cardholders. Sales using the Anthony charge card represented 18.0%,18.2%, and 14.6% of total sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company intends to continue promoting the benefits of the Anthony charge card and improve cardholder activation rates to increase usage and positively impact the trend of credit losses.

     During fiscal 1996, the Company developed and implemented direct marketing activities utilizing the Company's customer database which is populated from various sources including the Company's private label customer database, third-party credit card data and layaway customer data. These activities target specific groups of customers based on past purchase history and on research data. The ability to focus advertising based on the demonstrated buying preferences of customers yields efficiencies in advertising costs. The Company has also recently developed a new store opening strategy which concentrates on communicating the value messages prior to the store opening and developing the customer database for future direct marketing activities.

     Under an arrangement with Citicorp Retail Services, Inc. ("CRS"), the Company sells its private label card receivables to CRS at 100% of face value, less a stated discount. The Company is also obligated to pay a fee to the third party processor for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold. Total portfolio losses for fiscal 1996, fiscal 1995, and fiscal 1994 were 5.2%, 2.9%, and 2.0%, respectively, of the private label charge card sales of which the Company share was 1.5% in fiscal 1996 and 0.3% in fiscal 1995. Management of the Company expects portfolio losses of approximately 6.4% in fiscal 1997, of which the Company would be responsible for 2.1%.

Store Operations

      Management of store operations is the responsibility of the Vice President - Store Operations, who is assisted by thirteen regional managers, four regional marketing managers, and 51 area supervisors. Regional managers are responsible for the execution of all marketing, merchandising and operational strategies in the stores in their regions. Regional marketing managers are responsible for the development, implementation and monitoring of local market strategies to improve community involvement and enhance profitable sales. The regional managers are assisted in the supervision of the more remote geographic areas within their regions by area supervisors. The area supervisors, who are also store managers, have a demonstrated track record of successfully running a store and developing other managers. Their principal responsibility is to visit their assigned stores (on average 2 to 3 stores) to ensure that store personnel are properly trained and are executing the Company's customer service and store operations policies.

     Stores that have annual sales of less than $1,250,000 gen erally have a store manager and a "key carrier." Key carriers are experienced employees who typically have responsibility for one or more departments and handle store opening and closing activities in the absence of the store manager. Larger stores have one or more assistant managers. The number of employees varies with store size and sales volume and also fluctuates with the seasonality of the Company's business, peaking during the Christmas selling season.

     Store managers and assistant managers are compensated by a combination of salary and incentive bonus. Bonuses for managers and assistant managers are based on levels of sales and profitability. Sales associates are compensated on an hourly rate based on experience. Incentive contests are held in connection with special marketing or promotional activities allowing sales associates to earn additional income based on attainment of specified quotas or production.

     Stores are generally open 11 hours daily Monday through S aturday. Most stores are also open Sundays for five to six hours. Smaller stores typically are open nine hours daily six days a week and are not generally open on Sunday. Hours are extended during the holiday season and for special promotional events.

Management Information Systems

     In fiscal 1992, the Company began a phased implementation of modern merchandise information reporting systems by installing merchandise management reporting software. Simultaneously, the Company commenced a phased roll-out of POS cash registers which was completed in late fiscal 1993. With the installation of the merchandise management reporting software, merchandise managers were able to track merchandise investment and performance at approximately 350 "classifications" versus the former ten department levels of history provided by the old merchandise management system. With ongoing enhancements to merchandise management systems and associated business processes, merchandise managers today track performance and status of individual items of merchandise as well as at summary levels of merchandise classes. In addition, the Company employs modern communication methodologies including electronic data interchange (EDI) of merchandise sales and inventory status with key vendors to facilitate rapid replenishment and reduce required inventory investment.

     The Company has also focused on enhancing information sys tems and business processes to reduce the time required by store personnel in non-selling activities. In fiscal 1996, these enhancements included simplification of the end of business day cash balancing, introduction of an automated private label credit card application capability, and improved processes for merchandise receiving and transfer activities.

     Management believes that the introduction of modern merch andise reporting systems has been a significant factor in improving operating performance in recent years due to enhanced ability to monitor merchandise performance and profitability.

Competition

     The retail apparel business is highly competitive, with p rice, selection, fashion, quality, location, store environment and service being the principal competitive factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores and, to a lesser extent, discount stores. Many competitors are large national chains with substantially greater financial and other resources than those of the Company. Management believes, however, the Company's operating strategy reduces competition. See "Business - Growth Strategy."

     In rural markets, the stores compete by offering a wide s election of national brand apparel and private label merchandise of comparable quality for the family at competitive prices. In these markets, the only other source of a broad selection of branded family apparel frequently is a national or regional discount mass merchandise retailer, which does not offer the national brand selection presented in the Company's stores. In larger markets, where the Company's stores compete with other retailers of national brand apparel, the Company differentiates itself by offering prices below those of full-line department and specialty stores prices and the convenience of strip-center store locations. See "Business - Customer Service," " - Pricing" and "
- Store Locations."

Store Locations

     While the Company's stores are located primarily in rural communities, at February 1, 1997, the Company operated 53 stores considered by management to be in metropolitan or highly competitive markets ("metro markets"). Metro markets offer customers the alternative of shopping at full-line department stores or specialty apparel stores located in malls or "power strip centers" (strip centers occupied by national retailers that offer a very broad selection of merchandise in relatively focused merchandise categories; e.g. home improvement, office supplies and products, electronics) in addition to other specialty department or apparel stores located in strip shopping centers similar to the Company's store locations. The stores located in metro markets accounted for 36% of total Company sales in fiscal 1996. The remaining 170 stores, including 43 of the "small stores," are operated in rural communities with populations ranging from 2,000 to 37,000. The "metro" stores average approximately 23,100 square feet in size while the rural stores average approximately 13,700 square feet.

     While many stores are located in the downtown shopping area of rural communities, the most prevalent location is in a strip shopping center on a main traffic roadway. The centers are typically occupied by other national or regional retailers including discount mass merchandisers, specialty apparel, arts and crafts stores, discount drug stores and large volume grocery stores. Management believes that locating close to large volume discount mass merchandise retailers, such as Wal-Mart Stores, has a positive impact on store sales. The Company benefits from the traffic created by such retailers since the key national brands offered in the Company's stores are not generally available at discount mass merchandisers.

     The Company periodically reviews existing store locations.
Based on its review, an existing store location may be closed, expanded, relocated or remodeled.

     The Company operates one store, which is scheduled to close in the first quarter of fiscal 1997, under the name "Exclusive Lee," that primarily sells branded goods produced by the Lee Company. The store accounted for 0.13% of net sales in fiscal 1996.

     At February 1, 1997, the Company had 224 stores located in
13 states as follows:


                  Arizona            1
                  Arkansas          10
                  California         1
                  Colorado           3
                  Iowa               2
                  Kansas            19
                  Louisiana         11
                  Missouri           5
                  Montana           12
                  New Mexico        19
                  Oklahoma          60
                  Texas             70
                  Wyoming           11
                  Total            224

Expansion Strategies

          The following table sets forth information with respect to store openings, closings, remodelings and relocations during the last five fiscal years.

                                                 Fiscal Years Ended
                             February   February  January   January     January
                             1, 1997    3, 1996   29, 1995  30, 1994    31, 1993

Number of stores
beginning of period            208        197        189       182         181

New stores opened
during the period               30         17          8         8           3

Stores closed during
the period                     (14)        (6)         -        (1)         (2)

Number of stores
open, end of period            224        208        197       189         182

Stores remodeled,
relocated or expanded
during the period               14          8         20        15          29


     From consummation of the Reorganization Plan in August
1992 through fiscal 1995, the Company's principal expansion strategy was to open stores under the "Anthonys" name in metro markets where the Company had existing locations and in communities with populations of 10,000 to 30,000. A key consideration in many of these new store openings was the ability to leverage existing advertising program and freight costs over a larger sales volume. The average size of the 17 "Anthonys" stores opened from August 1992 through fiscal 1995, was 22,700 square feet. The sales performance of certain of these stores did not achieve the levels management had expected. One of these stores was closed in fiscal 1995 and five were closed in fiscal 1996.

     In fiscal 1995, the Company embarked on the expansion strategy of focusing new store openings in the smaller rural communities under the "small store" concept. See "Business - Growth Strategy." Thirteen and thirty "small stores" were opened in fiscal 1995 and fiscal 1996, respectively. The fiscal 1997 budget contemplates the opening a minimum of 50 small stores if suitable locations can be found.

     Commencing in fiscal 1995, the Company implemented a "harvesting" strategy for its "metro" stores. As leases expire or as opportunities arise, the Company will evaluate closing metropolitan stores and redeploy the cash flow generated to the new "small stores." Because of the favorable lease structures and because of fairly low liquidation costs, if return on assets declines in other metropolitan stores, Anthonys will be able to exit those markets and generate cash to support the growth in rural markets beyond what is being generated through operating cash flow. If the metropolitan stores maintain targeted return on investment, as most stores currently are, they will remain open and leases will be extended. The following table summarizes the store opening and closing activity by nature of the market for the periods presented:

                                     Fiscal Year Ended
                           February 1,    February 3,   January 29,
                              1997           1996         1995

Opened:
  Metro                          -            1            5
  Rural                         30           15            2
  "Clearance" stores             -            1            1
   Total Opened                 30           17            8
Closed:
  Metro                         (8)          (2)           -
  Rural                         (3)          (4)           -
  "Clearance" stores            (3)           -            -
   Total Closed                (14)          (6)           -
Net change in store count       16           11            8

Employees

     As of March 20, 1997, the Company had approximately 2,000 full-time employees and 950 part-time employees. No union represents any employees and management believes that the Company's relationship with its employees is good.

Environmental Issues

     Management does not believe that compliance with federal, state or local environmental provisions has had a material effect on the Company. However, in fiscal 1995, the bombing of the Alfred P. Murrah Federal Building in Oklahoma City dislodged asbestos in the corporate headquarters which the Company was required to remove. Substantially all of the removal costs of approximately $175,000 were covered by the Company's insurance.

ITEM 2.  PROPERTIES

Headquarters

     The only real estate owned by the Company is its corporate headquarters, located at 701 North Broadway, Oklahoma City and three adjacent parking lots. The headquarters building was originally constructed in 1904, with additions added in the 1950's, and contains approximately 69,000 square feet, principally consisting of office space.

     The headquarters building incurred damages of approximately $1,300,000 as a result of the explosion associated with the April 1995 bombing of the Alfred P. Murrah Federal Building in Oklahoma City. The cost of restoration was substantially covered by the Company's insurance.

Store Leases

     All of the stores are located in space leased by the Company. The use of leased, rather than owned, space allows the Company to expand without incurring substantial indebtedness. Management also believes that the flexibility afforded by leases and the avoidance of the risks of real estate ownership confer substantial benefits on the Company.

     Although the Company's lease portfolio contains leases whose terms vary considerably, the Company is making a continuing effort to convert its store leases to a standard store lease form used by the Company.

     Each lease contains one of three types of rent provisions:
(i) fixed rent payable by the Company, (ii) rent payable by the Company based on a percentage of sales revenues by the Company in that store location, or (iii) fixed rent payable by the Company and additional rent based on a percentage of sales revenues by the Company in that store location, typically over a specified dollar amount of sales revenues. Leases may also provide for the Company to pay some or all of the insurance, maintenance and taxes associated with the leased premises. Lease costs constituted approximately 3.5% of net sales in fiscal 1996.

     The leases typically provide for an initial term, often coupled with an option to extend the lease for an additional term or terms. At February 1, 1997, over 80% of the Company's leases will expire within the next five years unless the Company exercises options, if any, granted under the leases. The Company has not experienced any undue difficulty renewing or extending leases on a satisfactory basis.

     The following table sets forth, as of February 1, 1997, the number of stores whose current lease terms will expire in each of the following fiscal years and the associated number of stores which the Company has options to extend the lease term:

                              Metro                  Rural
                                    With                     With
  Fiscal Year      # of Stores(1)  Options   # of Stores   Options

  Month-to-Month        2               -        4             -
  1997                  8               4       22             12
  1998                  8               6       42             36
  1999                 10               8       54             45
  2000                  9               7       20             15
  2001                  9               6        8              4
  Thereafter            7               5       20             18
                       53              36      170            130


     (1) Excludes the "Exclusive Lee" store which the Company vacated in March, 1997 at lease expiration.

Distribution Center

     The Company leases approximately 214,000 square feet of warehouse space in Oklahoma City for use as a distribution center. The current monthly rent payable by the Company under the lease is $40,108. The Company is also responsible for the payment of a pro rata portion of the taxes, insurance and maintenance on the building in which the warehouse space is located. The current lease term expires on January 31, 2000. The lease grants the Company the option to extend the lease for one additional term of five years.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently subject to certain litigation in the normal course of business which, in the opinion of management, will not result in a material adverse effect on the Company's business, financial position, or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

     The common stock has been quoted on the Nasdaq National Market System (Nasdaq symbol "CRAU") since August 7, 1996. On March 21, 1997, the last reported sale price of the common stock on the Nasdaq National Market System was $7.63 per share. The following table sets forth for the period indicated the range of the high and low sale prices for the common stock as reported on the Nasdaq National Market System. These prices do not include retail mark-up, mark-down or commission.

     Fiscal 1996                      High      Low
Third Quarter (from August 7, 1996
through November 2, 1996)            $4.63     $3.00
Fourth Quarter                       $6.44     $3.88

     Prior to the listing of the common stock on the Nasdaq Nat ional Market System, a limited public trading market existed for the common stock. Through the first fiscal quarter ended May 4, 1996, trading in the common stock was limited and sporadic and did not, in the view of the Company, constitute an established public trading market. During the second fiscal quarter ended August 3, 1996 and through August 6, 1996, market making and trading activity in the common stock increased. During such time period, the high and low sales price for the common stock ranged from $1.25 to $4.13, as posted on the Nasdaq Over the Counter Bulletin Board. These prices do not include retail mark-up, mark-down or commission.

Holders

     On March 21, 1997, there were 653 holders of record of the Company's common stock.

Dividends

     The Company anticipates that all future earnings will be retained to finance future growth. Furthermore, the loan agreement with respect to its present working capital and letter of credit facility prohibits the Company from paying dividends on its common stock. Even absent such restriction, the Company has no present intention of paying any dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical financial data for the Company for the periods presented and should be read in conjunction with the audited financial statements (in thousands, except store and per share data).

                                                                                  Predecessor
                                      Reorganized Company (1)                       Company
                                                                     Second Half  First Half
                Fiscal 1996    Fiscal 1995  Fiscal 1994  Fiscal 1993 Fiscal 1992  Fiscal 1992

Income Statement Data:

Net sales        $ 288,392     $ 304,451     $ 302,241    $ 302,858   $ 176,804   $ 130,757

Gross margin     $  93,517     $  96,763     $  96,826    $  92,504   $  50,196   $  40,289

Selling,
general, and
administrative
expense             69,012        73,317        72,188       70,580      39,297      32,869

Advertising         10,461        12,997        12,599       11,675       6,401       5,789

Depreciation
and amortization     4,315         4,862         3,817        3,280       1,249       2,197

Income (loss)
before interest
expense,
reorganization
items, fresh-
start
adjustments,
income taxes
and
extraordinary item   9,729         5,587         8,222        6,969      3,249         (566)

Interest expense     1,806         2,577         2,165        2,207      1,296        1,076

Income (loss)
before
reorganization
items, fresh-
start
adjustments,
Income taxes
and
extraordinary item   7,923         3,010         6,057        4,762     1,953        (1,642)

Reorganization
items                  -               -            -            -        -          (2,309)

Fresh-start
adjustments            -               -            -            -        -          (5,839)

Income (loss)
before income
taxes and
extraordinary item   7,923         3,010          6,057        4,762     1,953       (9,790)

Income tax
benefit
(expense)          (3,090)          (924)        (2,362)      (1,905)     (762)          -

Net income
(loss) before
extraordinary item   4,833          2,086         3,695        2,857     1,191       (9,790)

Extraordinary
item - gain on
debt discharge          -               -            -            -        -         64,427

et income       $   4,833       $   2,086     $  3,695     $  2,857   $ 1,191      $ 54,637

Weighted
average common
stock and
common stock
equivalents
outstanding(2)   9,140,490       9,005,245    9,003,497    9,000,000  9,000,000         100

Net income per
common share (2)     $0.53           $0.23        $0.41        $0.32      $0.13      $546,370

                                                     Reorganized Company
                            February    February      January      January    January
                             1, 1997     3, 1996      29, 1995    30, 1994   31, 1993
Balance Sheet Data:

Working capital              $63,546     $62,199       $54,116     $52,676    $50,262
Net property and equipment   $17,022     $15,331       $14,911     $13,146    $11,446
Total assets                $118,728    $117,060      $109,392     $96,195    $91,279
Long-term debt               $14,742     $25,183       $15,859     $17,023    $17,042

Stockholders' equity         $72,059     $67,135       $65,049     $53,275    $44,953

                                                                      Combined Fiscal
                                         Reorganized Company                Year
                          Fiscal       Fiscal      Fiscal      Fiscal      Fiscal
                           1996          1995       1994        1993        1992
Selected Other Data:

Net sales per store
(000's) (3)               $1,490       $1,544      $1,572      $1,632       $1,694

Selling sq. ft. per
store (3)                 15,000       14,677      14,497      14,507       14,486

Net sales per selling
sq.ft.(3)                 $99.35      $105.18     $108.46     $112.49      $116.97

Comparable store
sales percentage
increases(decrease)(3)    (4.10%)      (1.29%)     (3.75%)     (3.62%)      (0.93%)

Depreciation and
amortization              $4,315       $4,862      $3,817      $3,280       $3,446

Inventory turnover (4)       2.3          2.5         2.7         2.9          3.0

Number of stores (end
of period)                   224          208         197         189          182

Total selling sq. ft.
(end of period)        2,976,283    3,033,112   2,913,998   2,762,161    2,647,939

Capital expenditures
  (000's)                 $5,868       $4,812      $5,298      $4,706       $3,959



Notes to Selected Consolidated Financial Data:

(1) On August 3, 1992, the Company emerged from bankruptcy proceedings pursuant to the confirmed Reorganization Plan. See "Business - History." For financial reporting purposes, the effective date of the Reorganization Plan was July 26, 1992, the last day of the second fiscal quarter of fiscal 1992. The Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 as set forth in the American Institute of Certified Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Accordingly, the results of operations reported subsequent to July 26, 1992 are not prepared on a basis comparable to the prior periods.

(2) Information regarding the Predecessor Company is not meaningful due to the recapitalization of the Company under the Reorganization Plan. See "Business - History".

(3) Reflect data only from comparable stores. Comparable stores are those stores which were open for the entire period in that fiscal year and the immediately preceding fiscal year.

(4) Represents costs of sales for the period divided by ending inventory.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The Company operates on a fiscal year distinct from the calendar year. References to fiscal 1992, fiscal 1993, fiscal 1994, fiscal 1995, fiscal 1996, and fiscal 1997 refer to the fiscal years ended January 31, 1993, January 30, 1994, January 29, 1995, February 3, 1996, February 1, 1997, and January 31, 1998, respectively. References to a fiscal period refer to the 12 accounting periods comprising a fiscal year, each of which is a four or five week period under the Company's "4-5-4" method of accounting.

     On March 5, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") and a Termination Option Agreement (the "Termination Agreement") with Stage Stores, Inc. ("Stage Stores"), a Houston-based retailer of apparel in the central United States. See "Business - Merger with Stage Stores, Inc." The Merger Agreement and the Merger are subject to approval by the stockholders of the Company and certain other conditions including adequate financing by Stage Stores. References in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" to operating plans, future trends, store openings, and capital expenditures are made with the assumption that the Merger does not occur and the Company is continuing on a stand-alone basis.

Results of Operations

     The following table presents selected results of operations expressed as a percent of net sales:

                                               Fiscal    Fiscal    Fiscal
                                                 1996      1995      1994

Net sales                                       100.0%    100.0%    100.0%

Gross margin                                     32.4%     31.8%     32.0%
Selling, general and administrative expense      23.9%     24.1%     23.8%
Advertising                                       3.7%      4.3%      4.2%
Depreciation & amortization                       1.5%      1.6%      1.3%
Interest expense                                  0.6%      0.8%      0.7%

Income from operations                            2.7%      1.0%      2.0%

     Net sales. Net sales for fiscal 1996 were $288,392,000 as compared to $304,451,000 in fiscal 1995. Fiscal 1995 was a fifty-three week fiscal year with an "extra" week being reported in the fourth quarter. Comparable store sales for fiscal 1996, adjusted to eliminate the extra week from fiscal 1995, declined 3.6%. Comparable store sales declined 2.4% on a fifty-two week basis in comparing fiscal 1995 to fiscal 1994.

     While comparable store sales had increased 1.7% during the first three quarters of fiscal 1995, the Company experienced comparable store sales declines during the fourth quarter of that year. Sales volume in the fourth quarter of fiscal 1995 was very disappointing for apparel retailers in general. Due to the softness in demand in that quarter, management made the decision to curtail selected promotional events during the 1995 holiday season. This step was taken to optimize profitability. Because of the relative success of the less promotional strategy followed in the fourth quarter of fiscal 1995, the Company continued this strategy of achieving profitable sales volume during fiscal 1996. This strategy inaugurated a program of pricing merchandise to achieve a higher initial markup while following a less aggressive advertising plan which utilized fewer inserts and expanded use of direct marketing. See "Advertising Expense" discussion below. While this fiscal 1996 strategy resulted in comparable store sales declines, the Company experienced an improvement in profitability over the prior year in each quarter.

     Net sales for fiscal 1996 also reflects a net decrease of $3,231,000 associated with store openings and closings. The Company's strategy initiated in fiscal 1995 has been to open smaller stores in rural markets while closing stores in underperforming metropolitan or highly competitive markets ("metro" stores). Although the Company opened 30 stores and closed 14 during fiscal 1996, total selling square footage decreased to 2,976,283 at February 1, 1997 from 3,033,112 at February 3, 1996. The average selling square footage of the stores opened was approximately 6,200 while the average selling square footage of closed stores was approximately 16,500. The Company expects the rate of closings of the larger "metro" stores to decrease in fiscal 1997, with one to three possible closings to occur. The Company plans to open a minimum of 50 of the smaller stores in fiscal 1997.

     Gross Margin. The decline in gross margin dollars in fiscal 1996 from fiscal 1995 was primarily due to the decline in sales. This was partially offset, however, by the improved gross margin percent. While the increase in the margin percent was primarily related to the decrease in the percent of total sales contributed by denim categories (24% in fiscal 1996 as compared to 26% in fiscal 1995), which generally have a lower margin, and establishing higher initial mark-ups, margins were also enhanced by a higher percent of total sales coming from rural stores (64% in fiscal 1996 as compared to 59% in fiscal 1995). The rural stores tend to operate at a higher gross margin percent. Gross margin was essentially flat in comparing fiscal 1995 to fiscal 1994.

     Selling, General and Administrative Expense. The reduction in selling, general and administrative expense in fiscal 1996 as compared to fiscal 1995 was principally related to personnel costs in stores due to lower sales volume and productivity gains from improved business processes and management practices. The increases in selling, general and administrative expense of $1,129,000 (or 1.6%) in fiscal 1995 compared to fiscal 1994 resulted principally from the increased selling square footage associated with operating more stores. Non-comparable stores (new and closed stores) in fiscal 1995 compared to fiscal 1994 represented a net increase in expense of $2,037,000. The selling, general and administrative costs of operating comparable stores actually decreased in fiscal 1995 as compared to fiscal 1994 by $1,382,000. This decrease was the result of lower personnel costs from decreases in volume and implementing better information systems and improved management practices. The costs associated with the Company's corporate offices remained relatively flat in fiscal 1995 compared to fiscal 1994 except for approximately $400,000 of increase in fiscal 1995 associated with severance payments due to a reduction in corporate office staff.

     While it is not practicable to estimate the potential impact on selling, general and administrative expense of the Merger, the Company expects to incur significant costs related to professional fees, solicitation expenses for stockholder approval, and other transaction expenses. If the Merger is not consummated, such expenses would be of a non-recurring nature.

     Advertising Expense. The decrease in advertising expense in fiscal 1996 as compared to fiscal 1995 and 1994 was principally reflective of the shift in strategy discussed above in "Net Sales" and because of major program expenses incurred in fiscal 1995 and 1994 which were not incurred in fiscal 1996. In fiscal 1995, the Company was introducing a campaign of "Every Jean On Sale Everyday." While this promotional strategy continues to be utilized, the marketing costs of maintaining the program are lower than the startup costs incurred in the prior year. Also in fiscal 1995, the Company developed a multi-media campaign entitled "Telling Our Story" using an outside spokesperson to reinforce to the customer the "value" of shopping regularly at "Anthonys." The campaign focused on how "Anthonys" delivers "value" under the themes of great prices, convenience, quality merchandise and customer service. In fiscal 1994, the Company began to aggressively market its private label credit card program to increase the number of cardholders under the Company's private label charge card program and the use of the card during Christmas 1994. See "Business - Marketing and Advertising." While the Company continues to promote expansion of its private label credit program, modifications have been made to incentive programs which have reduced costs for this endeavor.

     Depreciation. Depreciation and amortization expense in fiscal 1995 was higher than in fiscal 1996 and 1994 principally due to the shortening of estimated useful lives of leasehold improvements for stores closed in fiscal 1995 and fiscal 1996. Also, contributing to the increase in fiscal 1995 was the write-off of approximately $114,000 of deferred financing costs associated with the long-term debt pay-off by the Company. See "Liquidity and Capital Resources."

     Interest Expense. Interest expense decreased $771,000, or 29.9%, in fiscal 1996 compared to fiscal 1995. The decrease was the result of 19.3 % lower average borrowings during fiscal 1996 compared to fiscal 1995 and lower interest rates. During the second half of fiscal 1995, interest rates declined as a result of the more favorable pricing under the amended and restated loan agreement entered into July 27, 1995. See "Liquidity and Capital Resources." Interest expense increased $412,000, or 19.0%, in fiscal 1995 compared to fiscal 1994. This increase resulted from increases in the interest rate paid by the Company on its working capital and letter of credit facility in the first half of fiscal 1995 as a result of generally rising interest rates and higher average outstanding borrowings thereunder.

     Tax Expense. The Company's effective tax rate was 39%, 31%, and 39% in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. The principal differences from the federal statutory rate were state income taxes and general business credits.

     Net Income. As a result of the above factors, net income increased $2,747,000, or 131.7% to $4,833,000 in fiscal 1996 compared to $2,086,000 in fiscal 1995. Net income decreased $1,609,000, or 43.5%, in fiscal 1995 compared to fiscal 1994 net income of $3,695,000.

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

     The Company's primary sources of funds are cash flow from operations, borrowings under its working capital and letter of credit facility, and trade accounts payable. Terms for trade accounts payable are generally 30 days with the total of trade accounts payables fluctuating with the timing of merchandise receipts.

      The Company also has a private label charge card program. The charge card receivables are sold to a third party processor on a non-recourse basis at 100% of face value, less a stated discount rate. The Company is also obligated to pay a fee to the third party processor for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold. Total portfolio losses for fiscal 1996 and fiscal 1995 were 5.2% and 2.9%, respectively, of the private label charge card sales of which the Company share was 1.5% in fiscal 1996 and 0.3% in fiscal 1995. The Company expects portfolio losses to continue at a rate of approximately 6.4% in fiscal 1997, of which the Company would be responsible for 2.1%.

     The Company had net operating loss carryforwards of approximately $14,000,000 at the end of fiscal 1996. The benefit of the net operating loss carryforwards has been fully recorded as a deferred tax asset. The Company can deduct approximately $2,700,000 of the loss carryforward each year through fiscal 2007 which, at current effective income tax rates, produces a tax savings annually of approximately $1,050,000.

     The increase in cash flow from operating activities in fiscal 1996 compared to fiscal 1995 was due in part to improved operating results. However, the principal cause for improvement was a reduction during fiscal 1996 in required working capital, contrasted to an increase in fiscal 1995. The change in working capital was due to lower average inventory investment throughout most of fiscal 1996. Purchases of inventory during fiscal 1996 were approximately $22,826,000 less than fiscal 1995. Outstanding borrowings of long-term debt, which were $9,324,000 higher at the end of fiscal 1995 compared to fiscal 1994, were $10,348,000 lower at February 1, 1997 as compared to February 3, 1996.

     Net cash used for capital expenditures was $5,868,000, $4,812,000, and $5,298,000 in fiscal 1996, fiscal 1995, and fiscal 1994, respectively. These amounts include the following expenditures in the following fiscal years (dollars in thousands):

                                    1996       1995      1994

 Store expenditures:
     New stores - small format    $2,009     $  991    $   -
     New stores - large format        -       1,093     1,961
     New stores - clearance           -          32        16
     Remodels, expansions, and       355      1,043     1,194
         relocations
     Other                           367        762       865
  Information systems              1,545        585     1,037
  Distribution center                971         -         -
  Other                              621        306       225
     Total                        $5,868     $4,812    $5,298

  Number of stores opened:
     Small format                     30         13        -
     Large format                     -           3         7
     Clearance store format           -           1         1

     The Company's capital expenditures in fiscal 1997 are expected to total approximately $8,000,000 which includes the opening a minimum of 50 stores, all of the small store format, and the relocation of 2 stores.

     On July 27, 1995, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") maturing July 26, 2000. The Agreement replaced the revolving credit agreement which was scheduled to mature August 3, 1995. The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt with a $2 million annual reduction. Available borrowings are based on a percentage of eligible inventory, as defined, with a maximum of $60 million to be reduced annually by a $2 million long-term principal payment. The Company classifies as non-current revolving credit borrowings up to the maximum long-term portion available for the next fiscal year. The rate of interest on borrowings is at the index rate plus 2% per annum plus a fee of 0.25% on the unused portion of the facility. The Agreement is secured by a lien on substantially all assets of the Company. Proceeds from the Agreement were used to pay off the $15,368,000 secured note payable to the former bank group which had provided for $3 million annual principal reductions and matured June 1, 1999. By paying off the term debt, the Company achieved a slight improvement in interest cost and reduced the annual principal payment obligation from $3 million to $2 million.

Effects of Inflation

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the retail industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-15 inclusive, immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the name, age and principal positions held by each director and each executive officer of the Company.

Name                      Age    Principal Positions

John J. Wiesner           59     Chairman of the Board and
                                 Chief Executive Officer

James J. Gaffney          56     Director

Alan Melamed              67     Director

Willard C. Shull, III     56     Director

Jeffrey I. Werbalowsky    40     Director

Michael J. Tanner         50     President and Chief Operating
                                 Officer

Michael E. McCreery       48     Vice Chairman and Chief
                                 Administrative Officer



     John J. Wiesner has served as Chairman of the Board of the Company since February 1990, and as Chief Executive Officer and a director of the Company since April 1987. Mr. Wiesner served as President of the Company from April 1987 to February 1990, and from September 1992 to January 1995. From 1977 to 1987, Mr. Wiesner was employed by Pamida, Inc., an operator of discount stores in the midwestern United States, serving as Corporate Controller from 1977 to 1979, Senior Vice President from 1979 to 1981, Senior Executive Vice President and Chief Financial Officer from 1981 to 1985 and Vice Chairman of the Board and Chief Administrative Officer from 1985 to 1987. Prior to joining Pamida, Inc., Mr. Wiesner was employed for seven years by Fisher Foods, Inc., a supermarket chain, attaining the position of Vice President and Controller.

     James J. Gaffney has served as a director since August 1992. Since September 1995, Mr. Gaffney has served as President and Chief Executive Officer of General Aquatics Corp., a manufacturer of pools and pool equipment. Mr. Gaffney also serves as a director of California Federal Savings & Loan and as a director of Insilco Corp., a conglomerate, and is Chairman of the Board of Hamburger Hamlet, Inc. Mr. Gaffney was President of KDI D/H Holding Co. ("KDI"), a holding company for several electronic companies, from October 1993 until September 1995, at which time the holdings of KDI were restructured and several companies in
the KDI group were combined to form General Aquatics Corp.   From
August 1991 to July 1992, Mr. Gaffney served as President and Chief Executive Officer of International Tropic-Cal, Inc., a designer, importer and distributor of optical products and hair accessories. From September 1989 to August 1991, he was a consultant with Turnaround Management. From August 1989 to March 1990, he served as Chairman of the Board and Chief Executive Officer of Ayers/Chairmakers, Inc., a furniture manufacturer, and from December 1986 to June 1988, he served as Chief Executive Officer of Brown Jordan Company, a manufacturer of casual furniture and indoor and outdoor lighting products.

     Alan Melamed has served as a director since August 1992. Mr. Melamed serves as President of Alan M. Associates, which he founded in 1975. Alan M. Associates represents manufacturers, wholesalers and financial institutions with respect to debt recovery problems and financial restructuring of their customers with an emphasis on the apparel industry.

     Willard C. Shull, III has served as a director since August 1992. Mr. Shull has been a private investor since 1991. From 1971 to 1991, he was employed by Dayton-Hudson Corporation, a department store operator, serving as Senior Vice President of Finance from 1980 to 1991.

     Jeffrey I. Werbalowsky has served as a director since August 1992. Mr. Werbalowsky has been a Managing Director and in charge of the Financial Restructuring Group of Houlihan Lokey Howard & Zukin, Inc., a specialty investment banking firm, for over seven years and serves on the firm's board of directors.

     Michael J. Tanner has served as President and Chief Operating Officer of the Company since January 1995. Mr. Tanner served as Vice President and Divisional Merchandise Manager of the Company from May 1990 to February 1992, as Senior Vice President and Divisional Merchandise Manager from February 1992 to September 1992, and as Executive Vice President from September 1992 to January 1995. Prior to joining the Company in May 1990, Mr. Tanner was employed by Gold Circle Stores, a department store operator, serving as Vice President of Merchandising from 1984 to 1990.

     Michael E. McCreery has served as Vice Chairman and Chief Administrative Officer of the Company since January 1995. Mr. McCreery served as Executive Vice President and Chief Financial Officer of the Company from June 1990 to February 1992, and as Senior Executive Vice President and Chief Financial Officer from February 1992 to January 1995. Prior to joining the Company, Mr. McCreery was employed by Touche Ross & Co. and Deloitte & Touche commencing in June 1973, serving as an audit partner from August 1983 to June 1990.

     The directors are elected at each annual meeting of stockholders and serve for a term of one year until the next annual meeting of stockholders or until their earlier resignation or removal. All of the officers serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information with respect to the compensation received by the chief executive officer and the other executive officers of the Company during the periods indicated. These individuals are hereinafter referred to as the "named executive officers."

                          Summary Compensation Table

                                                        Long Term
                             Annual Compensation(1)    Compensation
                                                        Securities
Name and Principal  Fiscal                              Underlying      All Other
Position             Year     Salary      Bonus(2)      Options(#)   Compensation(3)

John J. Wiesner      1996    $275,000    $275,000                -          $4,253
 Chairman of the     1995     270,192      31,000           175,000          3,080
 Board and Chief     1994     250,000      94,555            40,000          2,559
 Executive Officer

Michael J. Tanner    1996    $200,000    $200,000                -          $3,207
 President and       1995     193,270      31,000           100,000          3,080
 Chief Operating     1994     163,079      62,406            25,000          2,348
 Officer

Michael E.           1996    $200,000    $200,000                -          $3,207
 McCreery            1995     194,233      31,000           100,000          2,566
 Vice Chairman and   1994     168,086      64,298            30,000          2,230
 Chief
 Administrative
 Officer

William A. North     1996    $150,000     $10,000             5,000         $2,427
 Executive Vice      1995     148,077       7,000            20,000          2,482
 President           1994     138,075      52,951            25,000          2,022

Christopher M.       1996     $99,038     $75,000             7,500         $1,546
 Zender              1995      80,578      20,000                -           1,346
 Vice President      1994      61,154      20,000                -             855

                       __________________
   (1) Amounts do not include perquisites and other personal benefits unless the annual amount of such compensation exceeds the lesser of $50,000 or 10% of annual salary and bonus reported for the named executive officers.

   (2) Bonus amounts consist of bonuses earned with respect to services performed during the fiscal year indicated, although such bonuses are calculated and paid after the end of the fiscal year.

   (3) All other compensation consists of matching employer contributions to the Company's 401(k) plan on behalf of the named executive officers.

       The following table contains information concerning the grant of stock options by the Company during the fiscal year ended February 1, 1997 to each of the named executive officers who received option grants during such year.

                            Option Grants in Last Fiscal Year

                                                          Potential Realizable Value
                                                          Upon Exercise at the End of
                   Individual Grants                          10 Year Option Term (3)
                     % of total
                     Options
                     Granted to  Exercise
            Options  Employees   or Base                     0%         5%         10%
            Granted  in Fiscal   Price       Expiration   Compound   Compound   Compound
Name        (1)(#)   Year        ($/Sh)(2)      Date       Growth     Growth     Growth

William A.  5,000      8.0%        $3.00       6/10/06        -       $9,450     $23,900
North

Christopher 7,500     12.0%        $3.00       6/10/06        -      $14,175     $35,850
M. Zender

                       _______________________

 (1) All options granted to the named executive officers were granted under the Company's Stock Option Plan. The exercise price of all such options is equal to 100% of the fair market value per share of common stock on the date of grant as determined by the Board of Directors. In each case, one-third of the stock options are exercisable on the first anniversary date of the grant, one-third on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant, subject to acceleration in certain circumstances.

 (2) The exercise price of options must be paid in cash or, with the approval of the Board of Directors or the Compensation Committee which administers the Stock Option
      Plan, in property or in installments.

 (3) The Potential Realizable Values upon exercise of stock options are equal to the product of the number of shares underlying the options and the difference between (i) the respective hypothetical stock prices on the date of option exercise and (ii) the exercise price per share of the options. The hypothetical stock prices are equal to the price per share of the common stock as of the date of the option grant compounded annually at the rates of 0%, 5%, and 10%, respectively, over the ten year term of the option. The rates of appreciation used are required by the Securities and Exchange Commission and do not represent a projection or estimate by the Company on the potential growth of its common stock. Therefore, there can be no assurance that the rate of stock price appreciation presented in this table can be achieved.

     The following table provides information with respect to the named executive officers who hold stock options from the Company concerning the exercise of options during the fiscal year ended February 1, 1997 and unexercised options held as of the end of such fiscal year.

                         Option Exercises and Year-end Value Table

                                  Number of Securities          Value of
                                 Underlying Unexercised   Unexercised In-the-Money
                                      Options at                 Options at
                                    Fiscal Year-End            Fiscal Year-End
             Shares
            Acquired
              on       Value
Name        Exercise Realized  Exercisable Unexercisable Exercisable Unexercisable


John J.        -         -        195,000     130,000      $302,083     $279,167
Wiesner

Michael J.     -         -         85,000      75,000      $139,583     $160,417
Tanner

Michael E.     -         -        138,333      76,667      $206,249     $162,501
McCreery

William A.     -         -         58,334      26,666       $79,585      $51,665
North

Christopher    -         -             -        7,500           -        $16,875
M. Zender


Stock Option Plan

     On August 2, 1992, pursuant to the Reorganization Plan, the Company adopted the C.R. Anthony 1992 Stock Option Plan, which was subsequently approved by the stockholders on May 18, 1993, and has been subsequently amended on March 22, 1995, April 1, 1995, September 28, 1995 and January 10, 1997 (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant both incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, and options which are not qualified as incentive stock options.

     The Stock Option Plan is presently administered by the Board of Directors. The selection of recipients and the terms and conditions of options are presently determined by the Board of Directors, subject to the terms and conditions of the Stock Option Plan. The Stock Option Plan permits the Stock Option Plan to be administered by a Stock Option Committee appointed by the Board of Directors.

     The maximum number of shares of Common Stock issuable under the Stock Option Plan is 1,500,000, subject to adjustment in the event of a recapitalization (stock split, stock dividend, or other capital adjustment to the Common Stock). All directors, officers and other key employees of the Company are eligible to receive awards under the Stock Option Plan.

     The number of shares to be covered by each option is determined by the Board of Directors. However, the aggregate fair market value of shares as of the date of the grant of shares with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year may not exceed $100,000.

     The exercise price of each option is determined by the Board of Directors. The exercise price of each incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant of the option.

     Each option granted under the Stock Option Plan is not exercisable after the earlier of (i) 10 years from the date the option is granted, (ii) termination of the optionee's employment for cause (as defined in the Stock Option Plan), (iii) 90 days after the termination of the optionee's employment for any reason other than death, disability or for cause, (iv) 60 days after termination of the optionee's employment for Good Reason (as defined in the Stock Option Plan), or (v) such time as is set out by action of the Board of Directors prior or following a change of control of the Company (as defined in the Stock Option Plan).

     Subject to acceleration conditions set forth in the Stock Option Plan, all options become exercisable at a rate not faster than 33.3% of the number of shares covered thereby on the first anniversary of the date of grant, 33.3% on the second anniversary of the date of the grant and 33.4% on the third anniversary of the date of grant, unless the Board of Directors otherwise determines. The options become immediately exercisable if the optionee's employment is involuntarily terminated (other than for cause), the optionee dies or becomes disabled, there is a change in control of the Company (as defined in the Stock Option Plan) or the optionee terminates his employment with the Company for Good Reason (as defined in the Stock Option Plan). Upon exercise, the option price is payable in cash unless otherwise provided by that option.

     During an optionee's lifetime, an option may be exercisable only by the optionee and may not be transferred, assigned, or pledged in any manner other than by will or by the applicable laws of descent and distribution. Notwithstanding the foregoing, to the extent permitted by applicable law, the Board of Directors may, in its sole discretion, permit recipients of Non-Incentive Options to transfer Non-Incentive Options by gift or other means pursuant to which no consideration is given for such transfer.

     The Board of Directors may from time to time amend, alter, suspend or discontinue the Stock Option Plan; provided, however, no such action may, without the approval of the stockholders, alter the provisions of the Stock Option Plan so as to (i) materially increase the total number of shares available for issuance, (ii) materially change the eligibility requirements, or
(iii) materially increase the benefits accruing to participants under the Stock Option Plan.

     No stock options can be granted pursuant to the Stock Option
Plan after August 3, 2002.

Directors Compensation

     Each director who is not an employee of the Company receives a monthly fee of $1,000 and a fee of $1,500 for each quarterly or special meeting of the Board of Directors attended and is reimbursed for certain expenses in connection with attendance at such meetings.

     On March 22, 1993 (effective as of August 3, 1992), James J. Gaffney, Alan Melamed, Willard C. Shull, III and Jeffrey I. Werbalowsky (non-employee directors of the Company) were each granted non-qualified options to purchase 40,000 shares of Common Stock at a price of $4.00 per share for a period of ten years from date of grant. On March 24, 1994, each of these directors were granted options to purchase 15,000 shares of Common Stock at $5.92 per share for a period of ten years from date of grant. On June 10, 1996, in lieu of an increase in fees payable to these directors, each of them was granted an option to purchase 5,000 shares of Common Stock at $3.00 per share for a period of ten years from date of grant.

Savings Plan

     The C.R. Anthony Savings and Investment Plan ("Saver Plan") was established effective as of January 1, 1985, and amended effective January 1, 1988. The Saver Plan is intended to be qualified under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. An employee who participated in the C.R. Anthony Company Profit-Sharing Plan prior to January 1, 1988, is eligible to participate in the Saver Plan. In addition, an employee hired by the Company after January 1, 1988, may participate in the Saver Plan if that employee is at least 21 years of age and has completed 1,000 hours of service with the Company. The Saver Plan provides for participants to defer compensation, which may be matched, subject to certain limitations, by the Company.

Severance Arrangements

     The Company has entered into an Executive Severance Compensation Agreement ("Severance Agreement") with each of John
J. Wiesner, Michael E. McCreery, Michael J. Tanner and William A. North. In the case of Mr. Wiesner and Mr. North, the Severance Agreements provide that, upon a Severance Event (as defined therein), the Company is required to pay to the named executive officer a lump sum payment equal to (a) his total cash compensation for the 12 month period preceding the Severance Event plus (b) the product of (i) the dollar amount of the annual incentive cash bonus then most recently paid or earned multiplied by (ii) a fraction the numerator of which is the number of elapsed days in the fiscal year and the denominator of which is
365. In the case of Mr. McCreery and Mr. Tanner, the Company is required to pay the named executive officer a lump sum payment equal to (a) two times his total annual base salary plus (b) the product of (i) the dollar amount of the annual incentive cash bonus then most recently paid or earned multiplied by (ii) a fraction the numerator of which is the number of elapsed days in the fiscal year and the denominator of which is 365. The Severance Agreements also provide procedures for certain types of employment terminations by the Company and the applicable executive officers. Each Severance Agreement has a term expiring on March 31, 2002, subject to automatic extension for additional one-year periods.

     As a result of the Merger with Stage Stores, Inc. (See "Business - Merger with Stage Stores, Inc."), the executive officers that are subject to the above Severance Agreements have agreed to cancel their Severance Agreements effective at closing of the Merger in exchange for Employment Agreements and Amended Severance Agreements between each executive and Stage Stores. In the event the Merger is not consummated, the Severance Agreements between the Company and each executive officer will continue in effect without change.

     The Severance Agreements have been previously filed and are listed in the Index to Exhibits to this Annual Report as Exhibits
10.6, 10.7, 10.8, and 10.13.

     The Company also has a Severance Payment Plan for the purpose of attracting and retaining its employees and providing the employees assurance of the payment which will be made to them if terminated by the Company without cause (as defined) upon their termination of employment by the Company. The Severance Payment Plan has been previously filed and is listed in the Index to Exhibits to this Annual Report as Exhibit 10.5.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors was established in January 1996 and consists of each of the directors of the Company that are not executive officers or employees of the Company as follows: James J. Gaffney, Alan Melamed, Willard
C. Shull, III and Jeffrey I. Werbalowsky. During fiscal 1996 prior to the establishment of the Compensation Committee, all decisions relating to the compensation of John J. Wiesner, the Company's Chief Executive Officer, were made by the non-employee directors named above. Mr. Wiesner made recommendations to the non-employee directors concerning the salaries and incentive compensation of the other executive officers of the Company, and the non-employee directors reviewed such recommendations and determined the salary and incentive compensation of the other executive officers. Other than Mr. Wiesner, none of the Company's executive officers or employees participated in the deliberations of the Board of Directors concerning compensation matters during fiscal 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 21, 1997, certain information with respect to the beneficial ownership of the shares of Common Stock of the Company by (i) each person known by the Company to own beneficially more than 5% of the issued and outstanding shares of Common Stock, (ii) each director and each executive officer of the Company, and (iii) the directors and the executive officers as a group.

                                  Beneficial Ownership (1)
                                Number of            Percentage
Name of Beneficial Owner         Shares              of Class(2)


Executive Life Insurance
Company of New York
in Rehabilitation
123 William Street
New York, New York  10022       1,547,616              17.1%

Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, NY  10043             1,503,646              16.6%

Cargill Financial Services
Corporation
6000 Clearwater Drive
Minnetonka, Minnesota  55343      602,499               6.7%

S.C. Fundamental, Inc.
712 Fifth Avenue
New York, New York                501,238               5.6%

John J. Wiesner                   223,958  (3)          2.4%

Michael J. Tanner                 115,193  (3)          1.3%

Michael E. McCreery               164,570  (3)          1.8%

William A. North                   71,059  (3)           *

Christopher M. Zender              10,900  (3)           *

James J. Gaffney                   55,000  (4)           *

Alan Melamed                       55,000  (4)           *

Willard C. Shull, III              55,000  (4)           *

Jeffrey I. Werbalowsky             55,000  (4)           *

All Directors and Executive
Officers as a Group (9
persons)                          805,681  (5)          8.2%

__________________________

*  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and applicable Schedules 13D or 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Percent of class is determined without regard to shares issuable upon the exercise of stock options not exercisable within 60 days of the date as of which beneficial ownership is reflected. Any shares issuable upon the exercise of stock options exercisable within 60 days of the date as of which beneficial ownership is reflected are considered outstanding for purposes of calculating the named person's percentage ownership and the percentage ownership of the directors and the executive officers as a group.

(3) Includes shares which the named individuals have the right to acquire by exercise of stock options granted under the Company's Stock Option Plan, which are currently exercisable, as follows: John J. Wiesner - 208,333 shares; Michael J. Tanner - 93,333 shares; Michael E. McCreery - 148,333 shares; and William A. North - 66,667.

(4) Consists of 55,000 shares which the named individual has the right to acquire by exercise of currently exercisable stock options granted under the Company's Stock Option
     Plan.

(5) Includes 736,666 shares which directors and executive officers as a group have a right to acquire by exercise of options granted under the Company's Stock Option Plan which are currently exercisable.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jeffrey I. Werbalowsky, a member of the Compensation Committee, serves as a Managing Director of Houlihan Lokey Howard & Zukin, Inc. ("Houlihan Lokey"). On September 27, 1996, the Company entered into an agreement to retain Houlihan Lokey Capital to perform general corporate advisory services in connection with the analysis by the Company of strategic alternatives, including analyzing the Company and possible transactions in which the Company might engage, counseling the Company on the structure of such possible transactions, advising the Company with respect to due diligence on such possible transactions, assisting the Company with financing on such possible transactions and assisting in the negotiation of such possible transactions. Houlihan Lokey will be compensated on a contingency (only if a transaction closes) basis. The Company also agreed to reimburse Houlihan Lokey Capital for reasonable out-of-pocket expenses. Houlihan Lokey Capital is an affiliate of Houlihan Lokey.

     In 1992, Houlihan Lokey entered into an agreement with Cargill Financial Services Corporation ("Cargill") with respect to Cargill's investment in the Company and certain other securities acquired by Cargill from the Resolution Trust Corporation. Under the agreement in exchange for certain financial advisory services, Cargill has paid Houlihan Lokey a retainer and has agreed to pay Houlihan Lokey additional compensation based on the net proceeds derived by Cargill from its investment in the purchased securities and certain related securities and Houlihan Lokey's reasonable costs and expenses.

                            PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1.     Financial Statements:  See Index to Consolidated
       Financial Statements on page F-1 immediately following the signature page of this report.

2. Financial Statement Schedules: All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits: The following documents are filed as exhibits to this report.

Exhibit
  No.          Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of March 5, 1997, between the Company and Stage Stores, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated March 5, 1997).

3.1    Amended and Restated Certificate of Incorporation of C.R.
       Anthony Company (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1,
       Registration No. 33-98280).

3.2 Bylaws of C.R. Anthony Company (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.1 Amended and Restated Loan Agreement dated as of July 27, 1995, between C.R. Anthony Company and General Electric Capital Corporation (Incorporated by reference to Exhibit
       10.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.2 First Amendment to Amended and Restated Loan Agreement dated as of July 27, 1995, between C.R. Anthony Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended February 3, 1996).

10.3 Second Amended and Restated Private Label Retail Credit Services Agreement effective August 1, 1995, between Citicorp Retail Services, Inc. and C.R. Anthony Company (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.4 C.R. Anthony Company 1992 Stock Option Plan, as amended, and forms of option agreements (Incorporated by reference to Exhibit 10.3 of the Registrant's Registration
       Statement on Form S-1, Registration No. 33-98280)*.

10.5   Severance Pay Plan (Incorporated by reference to Exhibit
       10.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.6   Executive Severance Compensation Agreement dated April 1,
       1995, between the Company and John J. Wiesner
       (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1,
       Registration  No. 33-98280).*

10.7   Executive Severance Compensation Agreement dated April 1,
       1995, between the Company and Michael E. McCreery
       (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1,
       Registration No. 33-98280).*

10.8   Executive Severance Compensation Agreement dated April 1,
       1995, between the Company and Michael  J. Tanner
       (Incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1,
       Registration No. 33-98280).*

10.9   Executive Severance Compensation Agreement dated April 1,
       1995, between the Company and William A. North
       (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1,
       Registration No. 33-98280).*

10.10 Amended and Restated Intercreditor Agreement dated as of February 2, 1996, between Citicorp Retail Services, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration No. 33-98280).

10.11 First Amendment to Amended and Restated Loan Agreement dated as of February 2, 1996, between C. R. Anthony
       Company and General Electric Capital Corporation
       (Incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ended February
       3, 1996).

10.12 Form of Stock Option Agreement dated June 10, 1996 evidencing the grant of options to purchase 5,000 shares of common stock of the Company to each of the following directors of the Company: James J. Gaffney, Alan Melamed, Willard C. Shull, III, and Jeffrey I. Werbalowsky (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended August 3, 1996).*

10.13 Amended Severance Compensation Agreement dated May 31, 1996 to Severance Compensation Agreement dated April 1, 1995, between the Company and William A. North (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended August 3, 1996).*

10.14 Second Amendment to Amended and Restated Loan Agreement dated as of October 25, 1996 between the Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended November 2, 1996).

10.15 Letter Agreement dated September 27, 1996 between the Company and Houlihan Lokey Howard & Zukin Capital (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended November 2, 1996).

10.16 C.R. Anthony Company 1992 Stock Option Plan, as amended and restated effective January 10, 1997.*

10.17 Termination Option Agreement, dated as of March 5, 1997, between the Company and Stage Stores, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated March 5, 1997).

21.1 Subsidiaries of C.R. Anthony Company (Incorporated by reference to Exhibit 21 of the Registrant's Registration
       Statement on Form S-1, Registration No.  33-98280).

23     Consent of Deloitte & Touche LLP.

24.1 Powers of Attorney (see Power of Attorney on page 43 of this Form 10-K).

27.1   Financial Data Schedule.

(b)    Reports on Form 8-K:

       Form 8-K filed February 19, 1997, for press release issued on February 19, 1997, regarding "Stage Stores and
       C. R. Anthony Company Announce Talks."

       Form 8-K filed March 5, 1997, for Agreement and Plan of
       Merger and Termination Option Agreement entered into
       March 5, 1997  between C. R. Anthony Company and Stage
       Stores, Inc.



* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementarily a copy of any omitted schedule to the Securities and Exchange Commission upon request.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on April 1, 1997.

                              C.R. Anthony Company



                              By:  /s/ Michael E. McCreery
                                 Michael E. McCreery
                                 Vice Chairman and Chief
                                   Administrative Officer


     Know all persons by these presents, that each person whose signature appears below constitutes and appoints John J. Wiesner and Michael E. McCreery, and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 1, 1997                    /s/ John J. Wiesner
                                        John J. Wiesner
                                         Chairman of the Board, Chief
                                         Executive Officer and
                                         Director


Dated: April 1, 1997                    /s/ Michael E. McCreery
                                        Michael E. McCreery
                                         Vice Chairman, Chief
                                         Administrative Officer and
                                         Treasurer (Principal Financial
                                         Officer)


Dated: April 1, 1997                    /s/ Richard E. Stasyszen
                                        Richard E. Stasyszen
                                         Vice President and
                                         Controller (Chief
                                         Accounting Officer)


Dated: April 1, 1997                    /s/ James J. Gaffney
                                        James J. Gaffney
                                         Director



Dated: April 1, 1997                    /s/ Alan Melamed
                                        Alan Melamed
                                         Director



Dated: April 1, 1997                    /s/ Willard C. Shull, III
                                        Willard C. Shull, III
                                         Director



Dated: April 1, 1997                    /s/ Jeffrey I. Werbalowsky
                                        Jeffrey I. Werbalowsky
                                         Director


                        INDEX TO EXHIBITS


Exhibit
 No.                      Description of Exhibit

2.1      Agreement and Plan of Merger, dated as of March 5,
         1997, between the Company and Stage Stores, Inc.
         (Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated March 5, 1997).

3.1      Amended and Restated Certificate of Incorporation on
         C.R. Anthony Company (Incorporated by reference to
         Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

3.2 Bylaws of C.R. Anthony Company (Incorporated by reference to Exhibit 3.2 of the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-98280).

10.1 Amended and Restated Loan Agreement dated as of July 27, 1995, between C.R. Anthony Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.2 First Amendment to Amended and Restated Loan Agreement dated as of July 27, 1995, between C.R. Anthony Company and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended February 3, 1996).

10.3 Second Amended and Restated Private Label Retail Credit Services Agreement effective August 1, 1995, between Citicorp Retail Services, Inc. and C.R. Anthony Company (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.4 C.R. Anthony Company 1992 Stock Option Plan, as amended, and forms of option agreements (Incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).

10.5     Severance Pay Plan (Incorporated by reference to
         Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.6 Executive Severance Compensation Agreement dated April 1, 1995, between the Company and John J. Wiesner (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.7 Executive Severance Compensation Agreement dated April 1, 1995, between the Company and Michael E. McCreery (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.8 Executive Severance Compensation Agreement dated April 1, 1995, between the Company and Michael J. Tanner (Incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.9 Executive Severance Compensation Agreement dated April 1, 1995, between the Company and William A. North (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1, Registration No. 33-98280).*

10.10 Amended and Restated Intercreditor Agreement dated as of August 1, 1995 between Citicorp Retail Services, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant's Amendment No. 1 to Registration Statement on Form S-1,Registration No. 33-98280).

10.11 First Amendment to Amended and Restated Loan Agreement dated as of February 2, 1996, between C. R. Anthony Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ended February 3, 1996).

10.12 Form of Stock Option Agreement dated June 10, 1996 evidencing the grant of options to purchase 5,000 shares of common stock of the Company to each of the following directors of the Company: James J. Gaffney, Alan Melamed, Willard C. Shull, III, and Jeffrey I. Werbalowsky (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended August 3, 1996).

10.13 Amended Severance Compensation Agreement dated May 31, 1996 to Severance Compensation Agreement dated April 1, 1995, between the Company and William A. North (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended August 3, 1996).

10.14 Second Amendment to Amended and Restated Loan Agreement dated as of October 25, 1996 between the Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended November 2, 1996).

10.15 Letter Agreement dated September 27, 1996 between the Company and Houlihan Lokey Howard & Zukin Capital (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended November 2, 1996).

10.16 C.R. Anthony Company 1992 Stock Option Plan, as amended and restated effective January 10, 1997.

10.17    Termination Option Agreement, dated as of March 5,
         1997, between the Company and Stage Stores, Inc.
         (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated March 5, 1997).

21.1 Subsidiaries of C.R. Anthony Company (Incorporated by reference to Exhibit 21.1 of the Registrant's registration Statement on Form S-1, Registration No.
         33-98280).

23       Consent of Deloitte & Touche LLP.

24.1 Powers of Attorney (see Power of Attorney on page 43 of this Form 10-K).

27.1     Financial Data Schedule.

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementarily a copy of any omitted schedule to the Securities and Exchange Commission upon request.


                      C.R. Anthony Company
           Index to Consolidated Financial Statements




Independent Auditors' Report

Consolidated Balance Sheets at February 1, 1997 and
February 3, 1996

Consolidated Statements of Income for the 52 Weeks
Ended February 1, 1997, the 53 Weeks Ended February
3, 1996 and the 52 Weeks Ended January 29, 1995

Consolidated Statements of Stockholders' Equity for the
52 Weeks Ended February 1, 1997, the 53 Weeks Ended
February 3, 1996 and the 52 Weeks Ended January 29,
1995

Consolidated Statements of Cash Flows for the 52 Weeks
Ended February 1, 1997, the 53 Weeks Ended February
3, 1996 and the 52 Weeks Ended January 29, 1995

Notes to Consolidated Financial Statements for the
Periods Ended February 1, 1997, February 3, 1996 and
January 29, 1995




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
C. R. Anthony Company:

We have audited the accompanying consolidated balance sheets of
C. R. Anthony Company and subsidiary (the "Company"), as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 29, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on March 5, 1997, the Company entered into an Agreement and Plan of Merger with Stage Stores, Inc.





/s/ Deloitte & Touche LLP

Oklahoma City, Oklahoma
March 12, 1997



C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share
amounts)

                                             February 1,  February 3,
ASSETS                                          1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                    $3,139       $2,654
  Accounts receivable, less allowance for
    doubtful accounts of $100                   3,295        2,353
  Merchandise inventories                      84,280       84,438
  Other assets                                  2,228        1,620
  Deferred income taxes                         1,503        1,849

     Total current assets                      94,445       92,914

PROPERTY AND EQUIPMENT, net                    17,022       15,331

DEFERRED INCOME TAXES                           6,960        8,439

OTHER ASSETS                                      301          376

TOTAL                                        $118,728     $117,060

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $ 19,491     $ 14,562
  Other liabilities                             7,208        6,673
  Accrued compensation                          2,925        1,889
  Income taxes payable                          1,182          522
  Current maturities of long-term debt             93        7,069

    Total current liabilities                  30,899       30,715

LONG-TERM DEBT, less current maturities        14,742       18,114

OTHER LIABILITIES                               1,028        1,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 50,000,000
   shares authorized;  9,035,645 and
   9,005,245 shares issued  and outstanding
   at February 1, 1997 and
   February 3, 1996, respectively                  90           90
 Additional paid-in capital                    57,307       57,216
 Retained earnings                             14,662        9,829

     Total stockholders' equity                72,059       67,135

TOTAL                                        $118,728     $117,060

See notes to consolidated financial statements.


C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except per share amounts)


                                     52 Weeks       53 Weeks      52 Weeks
                                      Ended          Ended         Ended
                                    February 1,    February 3,   January 29,
                                       1997           1996          1995

NET SALES                            $288,392        $304,451      $302,241

COST OF GOODS SOLD                    194,875         207,688       205,415

GROSS MARGIN                           93,517          96,763        96,826

EXPENSES:
 Selling, general and
   administrative                      69,012          73,317        72,188
 Advertising                           10,461          12,997        12,599
 Depreciation and amortization          4,315           4,862         3,817
 Interest                               1,806           2,577         2,165

  Total expenses                       85,594          93,753        90,769

INCOME BEFORE INCOME TAXES              7,923           3,010         6,057

INCOME TAX EXPENSE                     (3,090)           (924)       (2,362)

NET INCOME                             $4,833          $2,086        $3,695


NET INCOME PER COMMON SHARE             $0.53           $0.23         $0.41

WEIGHTED AVERAGE COMMON STOCK
  AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                       9,140,490       9,005,245     9,003,497

See notes to consolidated financial statements.



C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)

                                          Additional
                        Common Stock        Paid-in     Retained
                    Shares       Amount     Capital     Earnings   Total

BALANCE,
  JANUARY 31, 1994   9,000,000     $ 90     $49,137      $4,048   $53,275

Issuance of stock        5,245       -           20          -         20

Net income                  -        -           -        3,695     3,695

Utilization of
 pre-reorganization
 deferred tax assets        -         -       8,059          -      8,059

BALANCE,
  JANUARY 29, 1995   9,005,245       90      57,216       7,743    65,049

Net income                  -        -           -        2,086     2,086

BALANCE,
  FEBRUARY 3, 1996   9,005,245       90      57,216       9,829    67,135

Issuance of stock       30,400       -           91          -         91

Net income                  -        -           -        4,833     4,833

BALANCE,
  FEBRUARY 1, 1997   9,035,645      $90     $57,307     $14,662   $72,059


See notes to consolidated financial statements.



C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
[CAPTION]

                                       52 Weeks       53 Weeks     52 Weeks
                                         Ended          Ended        Ended
                                      February 1,    February 3,  January 29,
                                          1997           1996         1995
OPERATING ACTIVITIES:
 Net income                              $4,833         $2,086       $3,695
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation and amortization           4,315          4,862        3,817
  Deferred tax expense (benefit)            657           (743)          10
  Utilization of pre-reorganization
   tax assets                             1,168          1,424        1,080
  Gain on sales of property and
   equipment                                (18)            (9)         (67)
  Common stock issued as compensation
   expense                                   91              -            -
 Changes in other assets and
   liabilities:
  Accounts receivable                      (942)            296        (364)
  Merchandise inventories                   158          (8,517)     (4,251)
  Other assets                             (605)         (1,146)        627
  Accounts payable and other
   liabilities                            5,396          (1,888)      1,588
  Accrued compensation                    1,036          (1,072)        135
  Income taxes payable                      660            (782)        864
     Net cash provided by (used in)
      operating activities               16,749          (5,489)      7,134

INVESTING ACTIVITIES:
 Capital expenditures                    (5,868)         (4,812)     (5,298)
 Proceeds from sales of property and
   equipment                                 18              33          99
     Net cash used in investing
      activities                         (5,850)         (4,779)     (5,199)

FINANCING ACTIVITIES:
 Net borrowings (payments) -
   Revolving Credit Agreement           (10,185)         24,845           -
 Payments of long-term debt                (229)        (15,707)     (1,164)
 Proceeds from issuance of common
   stock                                      -               -          20
   Net cash (used in) provided by
    financing activities                (10,414)          9,138      (1,144)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          485          (1,130)        791

CASH AND CASH EQUIVALENTS,
 Beginning of period                      2,654           3,784       2,993

CASH AND CASH EQUIVALENTS,
 End of period                           $3,139          $2,654      $3,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                              $1,777          $2,685      $2,145
   Income taxes                             604           1,027         407

See notes to consolidated financial statements.




C. R. ANTHONY COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED FEBRUARY 1, 1997,
FEBRUARY 3, 1996 AND JANUARY 29, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   Organization - C.R. Anthony Company (the "Company"), an Oklahoma corporation, is engaged in the operation of a regional chain of retail stores, with the majority in smaller communities throughout the southwestern and midwestern United States, offering national brand apparel, including footwear, for the entire family.

   Basis of presentation - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiary (ANCO Transportation, which principally transports merchandise to Company stores). All material intercompany accounts and transactions have been eliminated.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit at financial institutions and all temporary cash investments purchased with a maturity of three months or less.

   Merchandise inventories - Inventories are valued at the lower of cost or market using the retail method for merchandise inventories at stores and the average cost method for merchandise inventories at the Company's distribution center. The Company purchased approximately 20% and 19% of its merchandise inventory from one vendor for the periods ended February 1, 1997 and February 3, 1996.

   Property and equipment - Property and equipment are recorded at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful life or the remaining lease term using the straight-line method. The estimated useful lives and periods used in computing depreciation and amortization are: buildings - 30 years; fixtures and equipment - 3 to 10 years; transportation and data processing equipment - 3 to 8 years; and leasehold improvements - 5 to 25 years.

   Pre-opening expenses - Costs related to the opening of new stores are expensed as incurred.

   Income taxes - The Company recognizes an asset and liability approach for accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

   Earnings per share - Earnings per share is computed based upon net income divided by the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each period. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Company believes the impact of SFAS No. 128 will not be material.

   Long-lived assets - In March 1995, the Financial Accounting Standards Board FASB issued Statement of Financial Accounting Standards ("SFAS") No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS No. 121 effective February 4, 1996 as required, which establishes accounting standards for the impairment of long-lived assets, certain identified intangibles and goodwill related to such assets. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

   Accounting standards issued but not yet adopted - In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and in February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The Company will adopt SFAS Nos. 125 and 129 when required. Management believes that adoption of these standards will not have a material impact on the Company's consolidated financial position or results of operations.

   Fair value disclosures of financial instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The Company's financial instruments include the following: cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, income taxes payable, and long-term debt. At February 1, 1997 and February 3, 1996, the carrying amounts of all financial instruments as reflected in the accompanying balance sheets were the same as their estimated fair values. Long-term debt's carrying amount approximates fair value based upon current rates offered to the Company for debt with similar terms. The carrying amounts of all other financial instruments are a reasonable estimate of fair values due to the short maturities of such items.

   Fair value estimates are based upon pertinent information available to management as of February 1, 1997 and February 3, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The Company held no derivative financial instruments at February 1, 1997 or February 3, 1996.

   Stock option plan - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") on February 4, 1996, as required. The Company has elected to continue applying Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation awards as permitted under SFAS No. 123. Accordingly, no compensation cost has been recognized in the accompanying financial statements.

   Reclassifications - Certain reclassifications have been made to 1995 and 1996 balances to conform with the classifications of such amounts for the current period.

2. MERGER PLAN WITH STAGE STORES, INC.

   On March 5, 1997, the Company entered into an Agreement and
   Plan of Merger (the "Merger") whereby the Company will be merged with and into Stage Stores, Inc. ("Stage Stores"), a retailer of apparel in the central United States. In the Merger, each outstanding share of the Company's common stock will be acquired for a value of $8.00 per share plus $0.01 per share for every $0.05 per share by which the average closing price of Stage Stores common stock exceeds $20 per share. Stage
   Stores average closing price will be determined based on a randomly-selected ten day period out of the twenty trading days ending on the fifth trading day preceding the closing of the transaction. The form of consideration (stock/cash mix) to be paid by Stage Stores for the common stock of the Company will also be determined using a formula based upon the average closing price of Stage Stores stock.

   The consideration will be 100% Stage Stores common stock so long as its average closing price is $20.00 per share or higher, and such stock percentage will decline in a linear fashion to 25% of the consideration if the average closing price of the Stage Stores stock is $15.00 per share. At prices below $15.00 per share, Stage Stores has the option to terminate the Merger, and pay the Company a $3.5 million fee plus expenses, or to close the Merger and pay 0.1333 shares of Stage Stores common stock and an amount in cash equal to the difference between $8.00 per share and the value of
   0.1333 shares of Stage Stores common stock. All options outstanding under the Company stock option plan (see Note 7), will be canceled as a term of the Merger and the option holders will be entitled to receive cash equal to the exchange price for the Company common stock less the exercise price of the related Company option. In addition to the termination event by Stage Stores as noted above, if the Merger is terminated by the Company under other certain conditions, the Company will be required to pay a fee of $3.5 million plus expenses. In the event that another bidder acquires control of the Company during the Merger or six months thereafter, Stage Stores can exercise an option to acquire 19.9% of the Company common stock at $8.00 per share.

   The Merger is subject to approval by the stockholders of the Company and certain other conditions including Stage Stores obtaining adequate financing. During the periods ended February 1, 1997 and February 3, 1996, a member of the Board of Directors of the Company was employed by an affiliate of the financial advisory firm the Company has engaged to provide corporate advisory services, including the Merger. Management of the Company expects the Merger transaction will be completed by mid-year 1997.

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                  February 1,  February 3,
                                                      1997         1996


 Land                                               $   214     $   214
 Buildings                                              791         781
 Leasehold improvements                               8,094       7,910
 Fixtures and equipment                              14,028      12,015
 Transportation and data processing equipment         8,647       6,345
                                                     31,774      27,265
 Less accumulated depreciation and amortization     (14,752)    (11,934)

 Total property and equipment, net                  $17,022     $15,331



4. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                     February 1,    February 3,
                                         1997           1996

 Revolving Credit Agreement             $14,660        $24,845
 Tax notes payable                           18            182
 Other                                      157            156
                                         14,835         25,183
 Less current maturities                    (93)        (7,069)

 Total long-term debt                   $14,742        $18,114


   On July 27, 1995, the Company entered into an Amended and Restated Loan Agreement ("Agreement") maturing July 26, 2000. The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt with a $2 million annual reduction. The long-term portion requires a $2 million annual payment. Available borrowings are based on a percentage of eligible inventory, as defined, with a maximum of $60 million to be reduced annually by the a $2 million long-term principal payment. The Company classifies as non-current revolving credit borrowings up to the maximum long-term portion available for the next fiscal year ($16 million). The rate of interest on borrowings is at the index rate plus 2% per annum (7.3% and 7.4% at February 1, 1997 and February 3, 1996, respectively) plus a fee of 0.25% on the unused portion of the facility payable monthly in arrears. The Agreement is secured by a lien on substantially all assets of the Company. The Company is required to reduce its short-term borrowings to the amount of the long-term debt under the Agreement to zero for a 30-day period each fiscal year. The aAgreement requires defined fixed charge and specified inventory turnover ratios and maintenance of a minimum net worth, and restricts the payment of dividends and limits the amount of capital expenditures, and additional borrowings and dividends. At February 1, 1997, the Company was in compliance with all such requirements.

   Tax notes represent miscellaneous tax claims financed at 3.5% interest, of which the final $18,000 principal payment will be made in fiscal year 1998.

   Other long-term debt represents two notes for equipment purchases which are being repaid with interest at 4.9% and 7.4% in equal, monthly installments, including interest, totaling $6,841.

   Future maturities of long-term debt during each of the next five fiscal years are $93,000 in 1998; $705,000 in 1999;
   $2,013,000 in 2000; $12,013,000 in 2001; and $11,000 in 2002.

5. LEASES

   The Company has operating leases for its store facilities, distribution center, and certain other equipment. Substantially all of the leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain store leases provide for additional rentals based on a percentage of sales, renewal options for one or more periods ranging from one to five years and rent escalation clauses.

   At February 1, 1997, the future minimum lease payments under operating leases with rental terms of more than one year are as follows (in thousands):

    Fiscal Year Ending

         1998                                $10,288
         1999                                  8,167
         2000                                  6,089
         2001                                  3,633
         2002                                  2,227
         Later years                           4,121

                                             $34,525


   Rent expense relating to operating leases consists of the following (in thousands):

                            52 Weeks     53 Weeks     52 Weeks
                             Ended        Ended        Ended
                           February 1,  February 3,  January 29,
                               1997        1996         1995

     Minimum rentals         $12,271     $12,450      $11,623
     Contingent rentals          664         899        1,093



6. INCOME TAXES

   Current and deferred income tax expense (benefit) recorded in the accompanying statements of income for each period are as follows (in thousands):

                           52 Weeks     53 Weeks      52 Weeks
                            Ended         Ended         Ended
                          February 1,   February 3,   January 29,
                              1997         1996          1995
     Current:
       Federal              $2,173       $1,461        $2,202
       State                   260          206           150
                             2,433        1,667         2,352
     Deferred:
       Federal                 517         (690)         (166)
       State                   140          (53)          176
                               657         (743)           10

     Total expense          $3,090         $924        $2,362


   The effective income tax rate differed from the statutory federal income tax rate as follows:

                                      52 Weeks     53 Weeks     52 Weeks
                                       Ended        Ended        Ended
                                     February 1,  February 3,  January 29,
                                        1997         1996         1995

  Statutory federal income tax rate      34%          34%          34%
  State income taxes                      5            5            5
  General business credits                -           (9)          (2)
  Other                                   -            1            2

                                         39%          31%          39%


   The tax bases of certain assets and liabilities are different from the values reflected in the accompanying balance sheets. There were no valuation allowances at February 1, 1997 and February 3, 1996. The related deferred tax assets and liabilities created by these temporary differences are as follows (in thousands):

                                         Deferred Tax Assets
                                            (Liabilities)
                                      February 1,     February 3,
                                          1997            1996

  Depreciation                          $1,591          $1,899
  Receivable valuation                    (102)            (56)
  Inventory                                574             688
  Employee benefits                        986           1,041
  Deferred lease cost                       35              68
  Other                                     21              63
  Tax benefit of net operating loss
     carryforwards                       4,736           5,963
  General business credit
     carryforwards                         622             622

  Total                                 $8,463         $10,288


   The Company has net operating loss deduction carryforwards for tax purposes of approximately $14,000,000 which arose from pre-reorganization operations and will expire in 2007. The Company emerged from Chapter 11 pursuant to a confirmed Plan of Reorganization on August 3, 1992. The Company's ability to utilize the operating loss for income tax purposes is limited to an annual deduction of approximately $2,700,000 because of IRS rules applicable to the terms of the Plan of Reorganization. The Company has recognized the full tax benefit of the loss carryforwards as a deferred tax asset for financial statement purposes. In recognizing $8,059,000 of such tax benefits at January 29, 1995, management considered the nonrecurring nature of significant expenses which contributed to the creation of the operating loss carryforwards and the results of operations subsequent to the consummation of the Plan of Reorganization. The tax benefits recognized related to pre-reorganization deferred tax assets were recorded as a direct addition to additional paid-in capital.

7. STOCK OPTION PLAN

   The C.R. Anthony 1992 Amended and Restated Stock Option Plan
   (the "Option Plan"), originally effective August 3, 1992, provides for the issuance of incentive stock options, nonqualified options, or both, to any key employee as determined by the Board of Directors, or the issuance of nonqualified options to nonemployee directors. The Company has reserved
   1,500,000 shares of common stock ("Shares") for issuance under the Option Plan, and any Shares, subject to options which are forfeited, will be returned to the Option Plan.
   The Company had 676,667 and 485,000 exercisable stock options at February 1, 1997 and February 3, 1996, respectively.

   A summary of the activity in the Option Plan follows:

                                             Number of       Weighted
                                            Outstanding       Average
                                              Options      Exercise Price

  Options outstanding at January 31, 1994      505,000         $4.00
       Granted                                 230,000          4.50
       Expired                                 (10,000)         4.00
  Options outstanding at January 29, 1995      725,000          4.16
       Granted                                 395,000          3.00
       Exercised                               (35,000)         4.00
       Forfeited                               (33,334)         4.00
       Expired                                 (51,666)         4.00
  Options outstanding at February 3, 1996    1,000,000          3.72
       Granted                                  82,500          3.00
  Options outstanding at February 1, 1997    1,082,500          3.67



   The options granted will vest at 33.3% per year at the end of each 12-month period following the date of the grant and expire on the tenth year following the date of grant. The Option Plan will automatically terminate and no additional options will be granted on the tenth anniversary of its effective date. The Option Plan provides that all options will become immediately exercisable upon an involuntary termination of employment, a substantial diminution of duties, a reduction in compensation, a change in control (as defined), death or disability (see Note 2). At February 1, 1997, a summary of the exercisable options follows:

                     Weighted Average              Exercisable Options
 Number of Options      Remaining            Number of        Weighted Average
   Outstanding       Contractual Life   Exercisable Options    Exercise Price

    477,500             8.8 years             131,667               $3.00
    545,000             5.9 years             505,000                4.00
     60,000             7.1 years              40,000                5.92

  1,082,500                                   676,667               $3.92


   The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized in the accompanying financial statements. The following proforma data is calculated as if compensation cost for the

   Company's stock-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation:

                                            52 Weeks     53 Weeks
                                             Ended        Ended
                                           February 1,  February 3,
                                              1997         1996

  Net income as reported (in thousands)      $4,833       $2,086
  Proforma net income (in thousands)         $4,623       $2,008

  Net income per common share as reported     $0.53        $0.23
  Proforma net income per common share        $0.51        $0.22


   The weighted average fair value at the date of grant for options granted in fiscal year 1997 and 1996 was $1.54 and $1.51, respectively. The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 48.6%; risk-free interest rate of 6.13% and 6.76% for options granted on September 28, 1995 and June 10, 1996, respectively; no assumed forfeitures; and an expected life of five years. The proforma amounts above are not likely to be representative of future years because options vest over several years and additional awards are generally made each year.

8. COMMITMENTS AND CONTINGENCIES

   The Company has a contributory 401(k) savings plan covering substantially all employees. The Company contributed approximately $279,000, $278,000 and $247,000, respectively, for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 29, 1995, in matching contributions based upon employees' contributions. The Company's matching rate is currently 40% of each participant's contribution, limited to 2.0% of each participant's salary.

   Effective August 1, 1995, the Company entered into a "Second Amended and Restated Private Label Retail Credit Services Agreement" with Citicorp Retail Services, Inc. ("CRS") related to the Company's private label charge card. The agreement matures August 1, 1998, with annual renewal options to August, 2000. The Agreement provides for the sale of the charge card receivables to CRS on a non-recourse basis at 100% of face value, less a stated discount rate. Charge card receivables of approximately $52,000,000, $55,300,000 and $44,200,000 were sold to CRS during the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 29, 1995, respectively. The Company is also obligated to pay a fee to CRS for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The former agreement provided for reimbursement of losses up to 3% of average outstanding accounts receivable balances. The amount of losses incurred by the Company pursuant to the current and former agreements for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 29, 1995 were $831,000, $399,000 and $419,000, respectively. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold.

   The Company has a Severance Pay Plan for the purpose of attracting and retaining its employees and providing the employees assurance of the payment which will be made to them if terminated by the Company without cause (as defined) upon their termination of employment by the Company. The Company also has an Executive Severance Compensation Agreement with certain key executives.

   The Company is currently subject to certain litigation in the normal course of business which, in the opinion of management, will not result in a material adverse effect on the Company's business, financial position, or results of operations.

   The Company retains certain risks for general liability, workers' compensation and group health losses. The Company has individual and aggregate stop loss coverages with insurers for these claims. Management of the Company believes the recorded reserves of approximately $2,105,000 at February 1, 1997, are adequate to cover these retained risks.

   At February 1, 1997, the Company was contingently liable for approximately $2,308,000 for outstanding letters of credit securing performance of purchase contracts and other guarantees.



*  *  *  *  *  *