Form 10-K/A
period 1997-02-01
ANTHONY C R CO
filed 1997-05-28
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Aggregate market value of the voting stock held by non-
affiliates of the registrant as of March 21, 1997:  $36,688,694

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     Number of shares of Common Stock outstanding as of March 21,
1997:  9,035,645


                      C.R. Anthony Company
                            Index to
                   Annual Report on Form 10-K/A
               For the Year Ended February 1, 1997

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

        The Company also has a private label charge card program. The charge card receivables are sold to a third party processor on a without recourse basis at 100% of face value, less a stated discount rate. The Company is also obligated to pay a fee to the third party processor for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold. Total portfolio losses for fiscal 1996 and fiscal 1995 were 5.2% and 2.9%, respectively, of the private label charge card sales of which the Company share was 1.5% in fiscal 1996 and 0.3% in fiscal 1995. The Company expects portfolio losses to continue at a rate of approximately 6.4% in fiscal 1997, of which the Company would be responsible for 2.1%.


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

         On July 27, 1995, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") maturing July 26, 2000.
The Agreement replaced the revolving credit agreement which was scheduled to mature August 3, 1995. The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt with a $2 million annual reduction. Available borrowings are based on a percentage of eligible inventory, as defined, with a maximum of $60 million to be reduced annually by a $2 million long-term principal payment. The Company classifies as non-current revolving credit borrowings up to the maximum long-term portion available for the next fiscal year. The rate of interest on borrowings is at the index rate (thirty-day dealer commercial paper or LIBOR at the Company's election) plus 2% per annum plus a fee of 0.25% on the unused portion of the facility. The Agreement is secured by a lien on substantially all assets of the Company. Proceeds from the Agreement were used to pay off the $15,368,000 secured note payable to the former bank group which had provided for $3 million annual principal reductions and matured June 1, 1999. By paying off the term debt, the Company achieved a slight improvement in interest cost and reduced the annual principal payment obligation from $3 million to $2 million.

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


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on May 28, 1997.

                              C.R. Anthony Company



                              By:  /s/ Michael E. McCreery
                                 Michael E. McCreery
                                 Vice Chairman and Chief
                                   Administrative Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: May 28, 1997                     /s/ John J. Wiesner*
                                        John J. Wiesner
                                         Chairman of the Board, Chief
                                         Executive Officer and
                                         Director


Dated: May 28, 1997                     /s/ Michael E. McCreery
                                        Michael E. McCreery
                                         Vice Chairman, Chief
                                         Administrative Officer and
                                         Treasurer (Principal Financial
                                         Officer)


Dated: May 28, 1997                     /s/ Richard E. Stasyszen*
                                        Richard E. Stasyszen
                                         Vice President and
                                         Controller (Chief
                                         Accounting Officer)


Dated: May 28, 1997                     /s/ James J. Gaffney*
                                        James J. Gaffney
                                         Director



Dated: May 28, 1997                     /s/ Alan Melamed*
                                        Alan Melamed
                                         Director



Dated: May 28, 1997                     /s/ Willard C. Shull, III*
                                        Willard C. Shull, III
                                         Director



Dated: May 28, 1997                     /s/ Jeffrey I. Werbalowsky*
                                        Jeffrey I. Werbalowsky
                                         Director


   *By: /s/ Michael E. McCreery
     Michael E. McCreery
     Attorney-in-Fact


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

       Sale of charge card receivables - In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, SFAS No. 125 provides new accounting and reporting standards for sales, securitization and servicing of receivables and is generally effective for transactions occurring after December 31, 1996. The Company's current accounting policy is consistent with the provisions of SFAS No. 125 and therefore, the implementation of this statement had no impact on the Company's financial statements.

       Accounting standards issued but not yet adopted - In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The Company will adopt SFAS No. 129 when required. Management believes that adoption of SFAS No.
   129 will not have a material impact on the Company's consolidated financial position or results of operations.

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


       On July 27, 1995, the Company entered into an Amended and Restated Loan Agreement ("Agreement") maturing July 26, 2000.
   The Agreement provides for revolving credit borrowings, letters of credit and $20 million of long-term debt with a $2 million annual reduction. The long-term portion requires a $2 million annual payment. Available borrowings are based on a percentage of eligible inventory, as defined, with a maximum of $60 million to be reduced annually by the a $2 million long-term principal payment. The Company classifies as non-current revolving credit borrowings up to the maximum long-term portion available for the next fiscal year ($16 million). The rate of interest on borrowings is at the index rate (thirty-day dealer commercial paper or LIBOR at the Company's election) plus 2% per annum (7.3% and 7.4% at February 1, 1997 and February 3, 1996, respectively) plus a fee of 0.25% on the unused portion of the facility payable monthly in arrears.
   The Agreement is secured by a lien on substantially all assets of the Company. The Company is required to reduce its short-term borrowings to the amount of the long-term debt under the Agreement to zero for a 30-day period each fiscal year. The aAgreement requires defined fixed charge and specified inventory turnover ratios and maintenance of a minimum net worth, and restricts the payment of dividends and limits the amount of capital expenditures, and additional borrowings and dividends. At February 1, 1997, the Company was in compliance with all such requirements.

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

       Effective August 1, 1995, the Company entered into a "Second Amended and Restated Private Label Retail Credit Services Agreement" with Citicorp Retail Services, Inc. ("CRS") related to the Company's private label charge card. The agreement matures August 1, 1998, with annual renewal options to August, 2000. The Agreement provides for the sale of the charge card receivables to CRS on a without recourse basis at 100% of face value, less a stated discount rate. Charge card receivables of approximately $52,000,000, $55,300,000 and $44,200,000 were sold to CRS during the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3,
   1996 and the fifty-two weeks ended January 29, 1995, respectively. The Company is also obligated to pay a fee to CRS for bad debt losses equal to 50% of such losses in excess of 2.25% of annual private label charge card sales. The former agreement provided for reimbursement of losses up to 3% of average outstanding accounts receivable balances. The amount of losses incurred by the Company pursuant to the current and former agreements for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3,
   1996 and the fifty-two weeks ended January 29, 1995 were $831,000, $399,000 and $419,000, respectively. The Company records the discount and accrues for its estimated obligation for bad debt expense at the time the receivables are sold.

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