Form 10-Q
period 1997-05-03
ANTHONY C R CO
filed 1997-06-06
CIK 6715

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 3, 1997

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
Yes  [ X ]  No [   ]

     Number of shares of Common Stock outstanding as of June 6,
1997:  9,035,645


   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                        May 3,       May 4,     February 1,
ASSETS                                   1997         1996         1997

CURRENT ASSETS:
  Cash and cash equivalents           $   3,649    $   3,814    $   3,139
  Accounts receivable, less
    allowance for doubtful
    accounts of $100                      5,286        3,409        3,295
  Merchandise inventories                86,103       86,321       84,280
  Other assets                            2,554        1,769        2,228
  Deferred income taxes                   2,089        2,323        1,503

     Total current assets                99,681       97,636       94,445

PROPERTY AND EQUIPMENT, net              17,569       14,876       17,022

DEFERRED INCOME TAXES                     6,960        8,439        6,960

OTHER ASSETS                                281          358          301

TOTAL                                 $ 124,491    $ 121,309    $ 118,728

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $  20,741    $  22,392    $  19,491
  Other liabilities                       7,766        7,796        7,208
  Accrued compensation                    1,645        1,856        2,925
  Income taxes payable                        -            -        1,182
  Current maturities of long-term
     debt                                 6,365        3,695           93

      Total current liabilities          36,517       35,739       30,899

LONG-TERM DEBT, less current
  maturities                             16,064       18,081       14,742

OTHER LIABILITIES                           766        1,095        1,028

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
    50,000,000 shares authorized;
    9,035,645,  9,005,245, and
    9,035,645 shares issued and
    outstanding                              90           90           90
  Additional paid-in capital             57,307       57,216       57,307
  Retained earnings                      13,747        9,088       14,662

      Total stockholders' equity         71,144       66,394       72,059

TOTAL                                 $ 124,491    $ 121,309    $ 118,728

See notes to consolidated financial statements.




C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, except per share amounts)


                                                     For the Thirteen
                                                       Weeks Ended
                                                    May 3,       May 4,
                                                     1997         1996

NET SALES                                       $   64,287   $   61,190

COST OF GOODS SOLD                                  46,300       43,012

GROSS MARGIN                                        17,987       18,178

EXPENSES:
  Selling, general and
    administrative                                  16,050       15,944
  Advertising                                        1,658        2,051
  Merger costs                                         451            -
  Depreciation and
    amortization                                       984          975
  Interest                                             345          423

      Total expenses                                19,488       19,393

LOSS BEFORE INCOME TAXES                            (1,501)      (1,215)

INCOME TAX BENEFIT                                     586          474

NET LOSS                                        $     (915)  $     (741)


NET LOSS PER SHARE                              $    (0.10)  $    (0.08)


WEIGHTED AVERAGE COMMON
 STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING                         9,584,708    9,005,245



See notes to consolidated financial statements.



C. R. ANTHONY COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                              13 Weeks      13 Weeks
                                               Ended         Ended
                                               May 3,        May 4,
                                                1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $     (915)    $     (741)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                   984            975
  Deferred tax benefit                           (586)          (474)
  Gain on sales of property and
    equipment                                      (1)           (12)
  Changes in other assets and
    liabilities:
   Accounts receivable                         (1,991)        (1,056)
   Merchandise inventories                     (1,823)        (1,883)
   Other assets                                  (324)          (149)
   Accounts payable and other
    liabilities                                   364          8,430
   Accrued compensation                        (1,280)           (33)
    Net cash provided by (used in)
     operating activities                      (5,572)         5,057

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (1,514)          (500)
 Proceeds from sales of property and
   equipment                                        2             10
    Net cash used in investing activities      (1,512)          (490)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) - Revolving
  Credit Agreement                              7,630         (3,375)
 Payments of long-term debt                       (36)           (32)
   Net cash provided by (used in)
     financing activities                       7,594         (3,407)

NET INCREASE IN CASH AND CASH EQUIVALENTS         510          1,160

CASH AND CASH EQUIVALENTS, Beginning of
  period                                        3,139          2,654

CASH AND CASH EQUIVALENTS, End of period   $    3,649     $    3,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
   Interest                                $      469     $      344
   Income taxes                            $    1,276     $      557

See notes to consolidated financial statements.



C. R. ANTHONY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF INTERIM REPORTING PRACTICES

Basis of presentation - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiary (ANCO Transportation, which principally transports merchandise to Company stores). All material intercompany accounts and transactions have been eliminated.

The consolidated balance sheets as of May 3, 1997 and May 4, 1996 and the statements of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) necessary to state fairly the Company's financial position and the results of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996 have been made. Due to the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations, and balances of inventory, receivables, revolving credit agreement borrowings, and trade payables vary with the seasonal demands of the business.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in connection with the annual consolidated financial statements and notes thereto.

Earnings per share - Earnings (loss) per share is computed based upon net income (loss) divided by the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during each period. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. Management believes that SFAS No. 128 will not have a significant effect on the Company's calculation of earnings per share considering its current capital structure.

Reclassifications - Certain reclassifications have been made to prior year balances to conform with the classifications of such amounts in the current period.

Recently Adopted Accounting Standards - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 did not affect the Company's consolidated financial position or results of operations.

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

The consideration will be 100% Stage Stores common stock so long as its average closing price is $20.00 per share or higher, and such stock percentage will decline in a linear fashion to 25% of the consideration if the average closing price of the Stage Stores stock is $15.00 per share. At prices below $15.00 per share, Stage Stores has the option to terminate the Merger, and pay the Company a $3.5 million fee plus expenses, or to close the Merger and pay 0.1333 shares of Stage Stores common stock and an amount in cash equal to the difference between $8.00 per share and the value of 0.1333 shares of Stage Stores common stock. All options outstanding under the Company stock option plan will be canceled as a term of the Merger and the option holders will be entitled to receive cash equal to the exchange price for the Company common stock less the exercise price of the related Company option. In addition to the termination event by Stage Stores as noted above, if the Merger is terminated by the Company under other certain conditions, the Company will be required to pay a fee of $3.5 million plus expenses. In the event that another bidder acquires control of the Company prior to the Merger or within six months following any termination of the Merger agreement, Stage Stores can exercise an option to acquire 19.9% of the Company common stock at $8.00 per share.

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

Results of Operations

     Thirteen Weeks Ended May 3, 1997 Compared to the Thirteen Weeks Ended May 4, 1996. Due to the seasonal nature of the Company's business, the results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. The following table presents selected results of operations expressed as a percent of net sales:


                                        13 Weeks Ended
                                 May 3, 1997       May 4, 1996

Net sales                           100.0%            100.0%

Gross margin                         28.0%             29.7%
Selling, general and
  administrative expense             25.0%             26.1%
Advertising                           2.6%              3.3%
Merger costs                          0.7%               -
Depreciation & amortization           1.5%              1.6%
Interest expense                      0.5%              0.7%
Loss before income taxes             (2.3%)            (2.0%)


     Net sales. Total net sales increased 5.1% while comparable store sales increased 4.1% during the thirteen weeks ended May 3, 1997 ("fiscal 1997 first quarter") compared to the thirteen weeks ended May 4, 1996 ("fiscal 1996 first quarter"). Contributing to the increase was a more successful spring layaway sales promotion compared to the prior year and sales gains in many categories of merchandise, with activewear and footwear performing very well. Also contributing to the increase was a higher level of fall and winter clearance sales volume than in the prior year first quarter. In addition, net sales during the quarter reflect the effect of a net increase of $703,000 associated with store openings and closings. The Company has opened 38 stores and closed 11 since May 4, 1996. Although the total selling square footage increased to 3,063,032 at May 3, 1997 from 3,007,847 at May 4, 1996, the average selling square footage per store decreased to 12,870 at May 3, 1997 from 14,255 at May 4, 1996 due to the Company's strategy of opening smaller stores in rural markets while closing larger stores in underperforming metropolitan or highly competitive markets ("metro" stores). The Company opened 15 new stores while closing 1 during fiscal 1997 first quarter, bringing the total stores open to 238 stores as of May 3, 1997.

     Gross margin. Although the Company had a 5.1% increase in net sales, gross margin dollars declined slightly. The decline in the gross margin dollars and percent in the fiscal 1997 first quarter compared to the fiscal 1996 first quarter was principally due to the higher level of markdowns associated with clearance of fall and winter merchandise. The clearance programs achieved the desired results as inventory levels were in line with expectations. Inventory per selling square foot was 2.1% lower as of May 3, 1997 compared to May 4, 1996, while purchases during the fiscal 1997 first quarter were approximately 10% higher compared to the fiscal 1996 first quarter.

     Selling, general and administrative expense. Selling, general and administrative expenses, excluding costs incurred directly related to the pending Merger, were essentially flat in the fiscal 1997 first quarter as compared to the fiscal 1996 first quarter, and as a percent to sales, improved from 26.1% in the fiscal 1996 first quarter to 25.0% in the fiscal 1997 first quarter. The Company continued to achieve reductions in costs associated with operating comparable stores and benefited from reductions associated with underperforming stores closed. These savings substantially offset the costs of operating new stores.

     Advertising expense.  Advertising expense decreased
$393,000, or 19.2%, in fiscal 1997 first quarter compared to fiscal 1996 first quarter. The decrease is primarily attributable to reductions in the amount of newspaper and insert advertising. These reductions were offset somewhat by increased expenditures in broadcast and direct mail advertising.

     Merger costs. The Company has incurred costs of $451,000, principally professional fees, associated with the pending Merger with Stage Stores (see "Notes to Consolidated Financial
Statements - Note 2. - Merger Plan With Stage Stores, Inc.")
during the fiscal 1997 first quarter.

     Interest expense. Interest expense during the fiscal 1997 first quarter was lower than the fiscal 1996 first quarter due principally to lower average borrowings. Average borrowings were $15,675,000 during the fiscal 1997 first quarter as compared to $20,129,000 in the fiscal 1996 first quarter.

     Tax expense. The Company's effective tax rate was 39% in the fiscal 1997 first quarter and the fiscal 1996 first quarter.
The principal differences from the federal statutory rate were state income taxes.

     Net loss. As a result of the above factors, including the non-recurring expense associated with the pending Merger, the net loss for the fiscal 1997 first quarter was $915,000, or $0.10 per common share, as compared to the prior year first quarter net loss of $741,000, or $0.08 per common share.

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

     The principal cause for decrease in cash flow from operating activities in fiscal 1997 first quarter compared to fiscal 1996 first quarter was the increase in required working capital, contrasted to a decrease in fiscal 1996. Purchases of inventory during fiscal 1997 first quarter were approximately $4,656,000 higher than fiscal 1996 first quarter. Inventory levels of $86,103,000 at May 3, 1997, however, were slightly lower than the $86,321,000 at May 4, 1996. Also contributing to the increased usage of working capital during the fiscal 1997 first quarter was the higher level of layaway receivables due to the more successful spring promotion during the current year first quarter.

     Net cash used for capital expenditures was $1,514,000 and $500,000 in fiscal 1997 first quarter and fiscal 1996 first quarter, respectively. These amounts include the following expenditures in the periods presented (dollars in thousands):


                                          13 Weeks       13 Weeks
                                           Ended          Ended
                                        May 3, 1997    May 4, 1996

Store expenditures:
   New stores - small format              $     951    $     224
   Remodels, expansions, and relocations         60           46
   Other                                        137           23
Information systems                             249           73
Other                                           117          134
 Total                                    $   1,514    $     500

Number of stores opened:
  Small format                                   15            7


     The Company's capital expenditures in fiscal 1997 are expected to total approximately $8,000,000 which includes opening a minimum of 50 stores, all of the small store format, and the relocation of 2 stores.

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


                                      C.R. ANTHONY COMPANY
                                         (Registrant)


Dated: June 6, 1997              /s/ Michael E. McCreery
                                 Michael E. McCreery
                                  Vice Chairman, Chief
                                  Administrative Officer and
                                  Treasurer (principal
                                  financial officer)



Dated: June 6, 1997              /s/ Richard E. Stasyszen
                                 Richard E. Stasyszen
                                  Vice President and
                                  Controller (chief accounting
                                  officer)


EXHIBIT INDEX

      No.            Description

      27.1     Financial Data Schedule.